Form 10-K
period 2025-02-02
WILLIAMS SONOMA INC
filed 2025-03-27
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2025.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

As of July 28, 2024, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $19,653,959,421 based on the closing sale price as reported on the New York Stock Exchange on such date. It is assumed for purposes of this computation that an affiliate includes all persons as of July 28, 2024 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held by non-affiliates in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.
As of March 23, 2025, 123,509,495 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the letter to stockholders contained in this Annual Report contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such statements. Such forward-looking statements include, without limitation, statements related to: our ability to provide sustainable products at competitive prices; changes in U.S. (federal, state and local) and international tax laws and trade policies and regulations; the impact of current and potential future tariffs and our ability to mitigate such impacts; the complementary nature of our e-commerce and retail channels; the plans, strategies, initiatives and objectives of management for future operations; our ability to execute strategic priorities and growth initiatives, including those regarding digital leadership, product and technology innovation, cross-brand initiatives, retail transformation and operational excellence; the strength of our business and our brands; our marketing efforts; our ability to provide world-class customer service via supply chain improvements from reduced out-of-market and multiple shipments, fewer customer accommodations, lower returns and damages, and reduced replacements; our belief that our key differentiators, growth strategies and the efficiencies of our operating model will allow us to reduce costs and manage inventory levels in both the short- and long-term; competition from companies with concepts or products similar to ours; our beliefs about our competitive advantages and areas of potential future growth in the market; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our ability to protect our intellectual property rights; our ability to comply with the laws, rules and regulations of the U.S. and multiple foreign jurisdictions in which we operate; the impact of general economic conditions, inflationary pressures, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, outbreaks of disease, adverse weather, availability of consumer credit, consumer debt levels, conditions in the housing market, elevated interest rates, sales tax rates and rate increases, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security; the impact of periods of decreased home purchases; our ability to grow our business-to-business division and the challenges we may face executing such growth; our ability to anticipate consumer preferences and buying trends overall and as they apply to specific brands; dependence on timely introduction and customer acceptance of our merchandise; effective inventory management; timely and effective sourcing of merchandise from our foreign and domestic suppliers and delivery of merchandise through our supply chain to our stores and customers; factors, including but not limited to fuel costs, labor disputes, union organizing activity, geopolitical instability, acts of terrorism and war, that can affect the global supply chain, including our third-party providers; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our ability to improve our systems and processes; changes to our information technology infrastructure; shortages of raw materials used to make our products; uncertainties in e-marketing, infrastructure and regulation; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; multi-channel and multi-brand complexities; delays in store openings; our brands, products and related initiatives, including our ability to introduce new products, product lines, brands, and brand extensions, and bring in new customers; our belief in the ultimate resolution of current legal proceedings; challenges associated with our increasing global presence; our global business and expansion efforts, including franchise, other third-party arrangements and company-owned operations; adherence by our suppliers to our global compliance program and quality control standards; the effects of fluctuations in foreign currency rates and the impact of our hedging against such risks; dependence on external funding sources for operating capital; our compliance with financial covenants; disruptions in the financial markets; our ability to control employment, occupancy, supply chain, product, transportation and other operating costs; the adequacy of our insurance coverage; our stock repurchase programs; payment of dividends; the impact of new accounting pronouncements; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations; our belief regarding the effects of potential losses under our indemnification obligations; the effects of changes in our inventory reserves; our ability to deliver organic, core-brand growth; growth from our emerging brands; our ability to drive long-term sustainable returns; our capital allocation strategy in fiscal 2025; our planned use of cash in fiscal 2025; projections of earnings, revenues, growth and other financial items; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.
The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings with the SEC, which are available on the SEC’s web site at www.sec.gov. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

WILLIAMS-SONOMA, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED FEBRUARY 2, 2025

PART I

ITEM 1.    BUSINESS
OVERVIEW
Williams-Sonoma, Inc., (the “Company”, “we”, or “us”) incorporated in 1973, is an omni-channel specialty retailer of high-quality products for the home.
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
In the decades that followed, the quality of our products, our ability to identify new opportunities in the market and our people-first approach to business have facilitated our expansion beyond the kitchen into nearly every area of the home, as well as the places where our customers work, stay and play. Our in-house design capabilities and vertically integrated sourcing organization allow us to deliver high-quality, sustainable products at competitive prices. Through our e-commerce platform, our in-house customer relationship management and data analytic teams optimize our digital spend and customer connections. We have expanded our in-store services to not only provide an exceptional customer service experience but to also serve as design centers and omni-fulfillment hubs.
Our vision is to own the home, and the places where our customers work, stay and play. Our products in our portfolio of nine brands — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow — are marketed through e-commerce websites, our retail stores and direct-mail catalogs. These brands are also part of The Key Rewards, our loyalty and credit card program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as e-commerce websites in certain locations.
We are focused on three key priorities — returning to growth, elevating our world-class customer service and driving earnings. We believe our growth will be driven by our business strategies in each of our core businesses, our business-to-business division and our emerging brands. We will continue to improve our world-class customer service by driving supply chain improvements from reduced out-of-market and multiple shipments, fewer customer accommodations, lower returns and damages, and reduced replacements. Additionally, we see opportunity to drive margin by focusing on full-price selling and cost negotiations. We have a powerful portfolio of brands, serving a range of categories, aesthetics, and life stages and we have built a strong omni-channel platform and infrastructure, which will position us well for the next stage of growth.
Williams Sonoma
From the beginning, our namesake brand, Williams Sonoma, has been bringing people together around food. A leading specialty retailer of high-quality products for the kitchen and home, the brand seeks to provide world-class service and an engaging customer experience. Williams Sonoma products offer everything for cooking, dining and entertaining, including: cookware, tools, electrics, cutlery, tabletop and bar, outdoor, furniture and a vast library of cookbooks. The brand also includes Williams Sonoma Home, a premium concept that offers classic home furnishings and decorative accessories, extending the Williams Sonoma lifestyle beyond the kitchen into every room of the home.
Pottery Barn
Established in 1949 and acquired by Williams-Sonoma, Inc. in 1986, Pottery Barn is a premier omni-channel home furnishings retailer. America’s most meaningful, beautiful design source, Pottery Barn brings together good products, people and values — seeking inspiration, quality and world-class customer service in everything we do. Thoughtfully designed and crafted to last, Pottery Barn’s furniture, bedding, lighting, rugs, table essentials, decorative accessories and more can be loved for a lifetime.

Pottery Barn Kids
Since 1999, Pottery Barn Kids’ mission has been to bring the utmost in quality, safety and style into every family’s home. Kids are, and have always been, the inspiration behind Pottery Barn Kids. Pottery Barn Kids’ designs are rigorously tested to meet the highest child safety standards and are expertly crafted from the best materials to last beyond their childhood years.
West Elm
Born in Brooklyn in 2002, West Elm is dedicated to transforming people’s spaces through creativity and style. West Elm creates unique, modern and affordable home décor and curates a selection of goods that are crafted by makers from across the world.
Pottery Barn Teen
Launched in 2003, Pottery Barn Teen is the first home concept to focus exclusively on the teen market. Pottery Barn Teen’s purpose is to make safe and sustainable designs that inspire teens to create the world they want to live in. Pottery Barn Teen designs everything from organic bedding to multi-purpose furniture that adapts and lasts, with a mission to create for the future.
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
Mark and Graham
Established in 2012, Mark and Graham is a leading monogrammed lifestyle brand that offers thoughtfully designed personalized products and custom gifts. The digitally-native brand is known for high quality collections, ranging from home gifts to luggage to handbags, designed in-house that can be personalized with hundreds of monograms.
GreenRow
GreenRow, established in 2023, is an internally designed and developed brand specializing in the use of sustainable materials and manufacturing practices to create colorful, vintage-inspired heirloom quality products. Every product in the digitally-native brand's assortment prioritizes utilizing innovative, sustainable manufacturing practices with low-impact materials wherever possible — including responsibly sourced linen, cotton, wood and recycled materials.
Outward
In 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry. Headquartered in San Jose, California, Outward’s technology enables scalable applications in product visualization, digital room design and augmented and virtual reality.
OPERATIONS
As of February 2, 2025, we had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow, which sell our products through our e-commerce websites, retail stores and direct-mail catalogs. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers throughout the U.S. The e-commerce and retail businesses complement each other by meeting customers where they are; building brand awareness and acting as effective advertising vehicles. Our ability to leverage insights, our omni-channel positioning and our marketing efforts, focused on digital advertising complemented by targeted catalogs, drive sales to each of our channels. Consistent with our published privacy policies, we leverage our proprietary customer file, which is a unified view of customers across brands and channels, for digital, email and catalog marketing purposes, augmented by models developed by our in-house analytics team. Our retail stores serve as billboards for our brands, which we believe inspires new and existing customers to also shop online. We operate 512 stores, which include 477 stores in 40 states, Washington, D.C. and Puerto Rico, 19 stores in Canada, 14 stores in Australia and 2 stores in the United Kingdom. We also have multi-year franchise agreements with third parties in the Middle East, the Philippines, Mexico, South Korea and India that currently operate 126 franchised locations as well as e-commerce websites in certain locations.

SUPPLIERS
We purchase most of our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 3% of our purchases during fiscal 2024. Approximately 18% of our products were produced in the U.S. in fiscal 2024. The remaining 82% of our merchandise purchases were sourced from foreign suppliers, with approximately 23% from China, 16% from India, 14% from Vietnam and 29% from the rest of the world. Merchandise purchases in fiscal 2024 from Mexico and Canada were not significant. Substantially all of these purchases were negotiated and paid for in U.S. dollars.
We manufacture merchandise, primarily upholstered furniture and lighting, at our facilities located in North Carolina, Oregon and Mississippi. The current macroeconomic environment is uncertain, and we are subject to risks that may disrupt our supply chain operations or regionalization efforts, such as tariffs, foreign currency exchange rate fluctuations, increasing labor costs and union organizing activity. Despite these challenges, we believe our key differentiators, growth strategies and the efficiencies of our operating model to reduce costs and manage inventory levels leave us well-positioned to mitigate these costs in both the short- and long-term. Refer to Item 1A. Risk Factors and to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the effect the global supply chain disruption has had on our results of operations.
COMPETITION AND SEASONALITY
The specialty e-commerce and retail businesses are highly competitive. Our e-commerce websites, retail stores and direct-mail catalogs compete with other retailers, including e-commerce retailers, large department stores, discount retailers, specialty retailers offering home-centered assortments and other direct-mail catalogs. The continued shift to e-commerce has encouraged the entry of many new competitors, including discount retailers selling undifferentiated products at reduced prices and new business models, as well as increased competition from established companies. We compete on the basis of our brand authority, the quality of our merchandise, our customer service, our proprietary customer list, our e-commerce websites and marketing capabilities, the location and appearance of our stores, as well as our in-house design, our digital-first channel strategy and our values, which we believe have become increasingly relevant and set us apart from our competitors. Our in-house teams design our proprietary products and work with our talented suppliers to bring high-quality, sustainable products to market through our high-touch multi-channel platform.
Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our net revenues and net earnings have been realized during our peak selling season, the period from October through January, and levels of net revenues and net earnings have typically been comparatively lower during the period from February through September. We believe this is the general pattern within our industry. In preparation for and during our peak selling season, we hire a substantial number of additional temporary associates, primarily in our retail stores, customer care centers and distribution facilities.
OUR VALUES
Our values create our culture and drive us to foster an engaging workplace. Our foundational values are:
•People First: We are committed to an environment that attracts, motivates, and recognizes high performance.
•Integrity: We operate with integrity and ethics as we enhance the lives of our stakeholders, communities, and the environment.
•Customers: We are here to serve our customers—without them, nothing else matters.
•Quality: We take pride in everything we do. From our products to the experience and service we provide— quality is our signature.
•Profit: We are committed to providing a superior return to our stockholders. It’s everyone’s job.
People First
As part of our People First value, we believe investing in and taking care of our people is vital to our success. We are merit-based, and we prioritize offering competitive rewards, fostering an engaging workplace and supporting the growth and well-being of our associates.

As of February 2, 2025, we had approximately 19,600 employees, who we refer to as associates, who are a mix of full-time, part-time and seasonal team members. To support peak selling season, we hire part-time and seasonal associates, primarily in our retail stores, customer care centers and distribution facilities. None of our associates are represented by a collective bargaining agreement.
Associate Engagement
We engage with associates throughout the year to collect feedback with surveys and in-person, facilitated roundtable discussions, which we use to improve the experience of our teams. Our human resources department maintains an open-door policy for associates to report concerns, and we provide an anonymous reporting hotline, which is available in multiple languages and managed by an independent company. We strive to deliver a workplace experience in which the quality of our engagement with fellow associates, business partners and customers matches the quality of the products and services we bring to the market.
Talent Development and Career Mobility
We invest in our associates through accessible resources and structured training programs that help our associates to navigate and foster meaningful careers. We offer the opportunity to do meaningful work and learn on the job, supplemented by programs designed to build individual, team and leadership skills. We offer in-person and online learning, as well as professional development courses, such as goal setting and leadership training. Our Advisor Program matches associates and leaders from across the Company to form advisor/advisee relationships, providing associates with career guidance and support in working through career aspirations and development goals. We also host learning programs to further build skills and career opportunities for associates, notably focused on design, technical and core retail skills. We foster other team-based programs to develop talent at all levels of the Company, supplying associates with new skills and training. Through these programs, we give our associates the tools to succeed, continue learning and develop their careers while building a strong talent bench to support our future success.
We have a transparent process to post open jobs throughout the Company and communicate opportunities for individuals to be considered for career advancement both within their current teams and across the Company. We conduct annual reviews to identify talent development actions as well as areas of strength and opportunities within our succession plans. Together, these actions enable us to maintain a strong talent pipeline internally.
Safety/Health and Wellness
Our vision is to provide a safe and healthy work environment for our associates and customers. Aligned with our values, we strive to continuously improve our work environments to keep our associates and customers as safe as possible. Our efforts include:
•Incident and hazard reporting;
•Standard operating procedures aimed at reducing risk of injury;
•Associate and management training;
•Promotion of best practices; and
•Measurement of key safety metrics.
Additionally, we have several systems under which associates can report incidents or discrimination confidentially or anonymously and without fear of reprisal.
Compensation and Benefits
We offer a competitive total rewards package designed to put our associates’ health and well-being, and that of their families, at the forefront. Depending on position and location, associates may be eligible for: 401(k) plan, with company matching, and other investment opportunities; paid time-off (vacations, holidays and sick leave); health, dental and vision insurance; health and dependent care tax-free spending accounts; medical, family and bereavement leave; paid maternity/primary caregiver benefits; tax-free commuter benefits; wellness programs including telehealth visits; associate merchandise discount; access to free mental health services; an annual short-term incentive program; long-term equity awards; time off to volunteer; and matching donations to qualifying nonprofit organizations. As we strive to keep health care affordable, we are looking to minimize cost increases to associates while adding high-value offerings that take care of our associates' physical, mental and financial well-being.

Community Involvement
We support our communities through our associates’ time and leadership, and we provide eight hours of paid Community Involvement Time each year to eligible associates. Additionally, we provide opportunities for associates to volunteer their time and talents with curated in-person events that support our local and national nonprofit partners. We believe volunteering deepens our presence in the community, enhances our relationships with customers and strengthens associate engagement.
Product Sustainability
Our focus on sustainable products adds value to our business and is a competitive advantage. We know that customers prefer high quality, sustainable products that last, based on product sales and customer surveys. As a multinational retailer with a global supply chain, we are committed to energy efficiency, supplier engagement and preferred raw materials. In 2024, our work in this regard continued to earn recognition across our industry. We were included in Barron’s 100 Most Sustainable U.S. Companies for 2025 for the 8th year running and were included in the Dow Jones Sustainability North America Index for the third time.

INTELLECTUAL PROPERTY
We regard our intellectual property assets and proprietary rights as key factors to our success, and we rely on trademark, copyright and patent laws, trade secret protection, and confidentiality and/or license agreements to protect our valuable rights. Generally, exclusive rights to our intellectual property assets are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under licenses. As of February 2, 2025, we own and/or have applied to register approximately 210 unique trademarks or service marks in the U.S. as well as in 97 additional jurisdictions. These marks include our brand names as well as the names and branding of certain key products and services. Our brand names including “Williams Sonoma,” “Pottery Barn,” “pottery barn kids,” “Pottery Barn Teen,” “west elm,” “Williams Sonoma Home,” “Rejuvenation,” “Mark and Graham” and “GreenRow” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. As of February 2, 2025, we also own approximately 370 patents in connection with certain product designs, inventions and proprietary technology. Patents in the U.S. are generally valid for 15 to 20 years as long as their registrations are properly maintained. In addition, as of February 2, 2025, we own over 1,100 copyright registrations at the U.S. Copyright Office and numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “potterybarnteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com,” “markandgraham.com” and “greenrow.com.” We also own numerous trade dress rights, trade secrets and other legal rights to our proprietary designs, product packaging, catalogs, website designs, e-commerce technologies and store designs, among other things. Collectively, the intellectual property rights and proprietary technology that we hold are of material importance to us.
REGULATION
As a company with global operations, we are subject to the laws of the U.S. and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations or competitive position as compared to prior periods. Also see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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

Investors and others should note that we announce material financial and operational information to our investors on our Investor Relations website (http://ir.williams-sonomainc.com), press releases, SEC filings and public conference calls and webcasts. Information on our website is not, and will not, be deemed a part of this report or incorporated into any other filings we make with the SEC, unless expressly noted.

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
•Our inability to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.
•We must protect and maintain our brand image and reputation.
•Our sales may be negatively impacted by increasing competition from companies with brands or products similar to ours.
•Our facilities and systems, as well as those of our suppliers, are vulnerable to natural disasters, adverse weather, climate change, technology issues and other unexpected events, any of which have resulted and could result in an interruption in our business and harm our operating results.
•Our aspirations, goals and disclosures related to our sustainability initiatives expose us to numerous risks, including risks to our reputation and stock price.
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
•Our inability or failure to adequately protect or enforce our intellectual property rights could negatively impact our business.
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
•Our global operations present unique risks, and our inability to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.
Risks Related to Taxes and Tariffs
•Any significant changes in tax, trade or other policies in the U.S. or other countries could have a material adverse effect on our results of operations.
•Changes to tariffs could result in increased prices and/or costs of goods or delays in products received from our vendors and could adversely affect our results of operations.
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
•Changes to estimates related to our cash flow projections may cause us to incur impairment charges related to our long-lived assets for our retail store locations and other property and equipment, including information technology systems.

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
Additionally, as we continue to grow our business-to-business division, which targets commercial businesses across a number of verticals, including commercial furniture and hospitality, we are exposed to risks related to changes in our business-to-business customers’ discretionary spending, the timing of their budget cycles and purchasing decisions, and payment schedules. Negative changes in factors affecting our business-to-business customers’ discretionary spending may decrease demand for our business-to-business services, which could reduce our sales and harm our business and operating results.
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
In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from suppliers located outside of the U.S. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacturing of such merchandise, up to twelve months and generally multiple seasons in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our suppliers also may not have the capacity to handle our demands or may go out of business or have other delays in production in times of economic crisis. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to our peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.

Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our stores and customers.
If we are unable to effectively manage our inventory levels and supply chain, including by predicting the appropriate levels and type of inventory to stock within each of our distribution facilities, our business and operating results may be harmed. A critical component of managing inventory levels is predictability of transit times from our global suppliers to our distribution centers. Factors such as labor disputes, union organizing activity, geopolitical instability, acts of terrorism, war, outbreaks of disease, adverse weather, natural disasters, and climate change can affect the global supply chain and disrupt our business. For example, instability in the Middle East is deterring commercial vessels from traveling through the Suez Canal, and as a result, vessels are now traveling around the Cape of Good Hope, South Africa, resulting in longer transit times and increased costs. Additionally, we have been, and may continue to be, affected by disruptions and delays in the shipping channels utilizing the Panama Canal. Increases in transit times as a result of disruptions in ocean transit may require adjustments to our inventory stocking strategy, which could lead to an increase in on-hand inventory and a resulting storage challenge.
Additionally, as we continue with the regionalization of our retail and e-commerce fulfillment capabilities, we are dependent on our ability to effectively locate appropriate real estate for our distribution centers and continually ensure their ability to meet our fulfillment needs. We have invested capital into the acquisition of real estate leases for, and the development of technology and efficiencies at, our distribution centers. If disruptions in the operation of our distribution centers arise, or the technologies and efficiencies that we have invested in do not perform as anticipated, the results of our business could be negatively impacted.
Further, we cannot control all the various factors that might affect our e-commerce fulfillment rates and timely and effective merchandise delivery to our stores and customers. We rely upon third-party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon certain carriers for the delivery of our merchandise to our customers. As a result of our dependence on all of these third-party providers, we are subject to risks, including labor disputes, union organizing activity, fluctuations in fuel costs, increases in regulatory burden, adverse weather, natural disasters, climate change, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, the potential for railway and port worker strikes, possible acts of terrorism, war, outbreaks of disease or other factors affecting such carriers’ ability to provide delivery services to meet our shipping needs.
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
Our inability to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.
Our e-commerce business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our distribution facilities, our customer care centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, insufficient or inadequate labor to fulfill the orders, disruptions in our third-party labor contracts, inefficiencies due to inventory levels and limited distribution facility space, issues with third-party order fulfillment and drop shipping, natural disasters, adverse weather, climate change, outbreaks of disease and war or acts of terrorism. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased expenses.
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
Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our customers’ connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our reliance on social media and online advertising campaigns. Even if we react appropriately to negative posts or comments about us and/or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. Additionally, as we continue to expand our utilization of collaborations with brands and individuals, our reputation could be negatively impacted by the actions of our collaborative partners and any related public responses. In addition, customer sentiment could be shaped by our corporate and supply chain policies and related design, sourcing and operations decisions. Failure to maintain, enhance and protect our brand image could have a material adverse effect on our results of operations.
Our sales may be negatively impacted by increasing competition from companies with brands or products similar to ours.
The specialty e-commerce and retail businesses are highly competitive. We compete with other retailers that market lines of merchandise similar to ours. We compete with national, regional and local businesses that utilize a similar retail store strategy, as well as traditional furniture stores, department stores, direct-to-consumer businesses, and specialty stores. The continued sales growth in the e-commerce industry has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices and new business models, as well as an increase in competition from established companies, many of whom are willing to spend significant funds and/or reduce pricing to gain market share.
The competitive challenges facing us include:
•anticipating and quickly responding to changing consumer demands or preferences and doing so better than our competitors;
•maintaining favorable brand recognition and achieving customer perception of value;
•marketing and competitively pricing our products to consumers;
•controlling and managing our costs, including advertising spend;
•managing increasingly competitive promotional activity;
•effectively attracting new customers and retaining existing customers;
•developing new innovative shopping experiences, like mobile applications and augmented reality capabilities, that effectively engage today’s digital customers;
•smartly leveraging artificial intelligence ("AI") and machine learning to enhance the customer experience and streamline processes;
•developing innovative, high-quality products in colors and styles that appeal to consumers of varying age groups, tastes and regions, and in ways that favorably distinguish us from our competitors; and
•effectively managing our supply chain and distribution strategies in order to provide our products to our customers on a timely basis and minimize out-of-market and multiple shipments, accommodations, returns, replacements and damaged products.
In light of the many competitive challenges facing us, we may not be able to compete successfully. Increased competition could reduce our sales and harm our operating results and business.
Our facilities and systems, as well as those of our suppliers, are vulnerable to natural disasters, adverse weather, climate change, technology issues and other unexpected events, any of which have resulted and could result in an interruption in our business and harm our operating results.
Our retail stores, corporate offices, distribution and manufacturing facilities, customer care centers, infrastructure and e-commerce operations, as well as the operations of our suppliers from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods or other volatile weather, climate change, power losses, government-mandated shutdowns, telecommunications failures, hardware and software failures, computer hacking, cybersecurity breaches, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our suppliers, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.
Our aspirations, goals and disclosures related to our sustainability initiatives expose us to numerous risks, including risks to our reputation and stock price.
There has been increased focus from our stakeholders, including consumers, associates and investors, on our sustainability initiatives, including our publicly stated goals. These statements reflect our current plans and aspirations, and we cannot guarantee that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation, stock price and results of operations. We could also incur additional costs and require additional resources to make progress, monitor and track our performance with respect to our goals.
The standards for tracking and reporting on sustainability matters are relatively new and continue to evolve. Collecting, measuring and reporting such information and metrics can be difficult and time consuming and may require us to rely on data from third parties, such as suppliers, who may not reliably or accurately track or record such data. Our selected disclosure framework or standards may need to be changed from time to time, which may result in a lack of consistent or meaningful comparative data from period to period. In addition, our interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.
Our ability to achieve any sustainability goal is subject to numerous risks, many of which are outside of our control, including: (i) the availability and cost of renewable energy sources and technologies, (ii) evolving regulatory requirements affecting sustainability standards or disclosures, (iii) the availability of suppliers that can meet our standards, and (iv) the availability and cost of raw materials that meet and further our goals.
If our practices do not meet evolving consumer, associate, investor, regulatory body or other stakeholder expectations and standards, our results and reputation could be negatively impacted. Further, if we do not make progress against our own goals, then our reputation, our ability to attract or retain associates and our competitiveness, including as an investment and a business partner, could be negatively impacted. Our failure, or perceived failure, to pursue or fulfill our goals or to satisfy various reporting standards within the timelines we announce, or at all, could also expose us to government enforcement actions and private litigation.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of federal, state and local governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by U.S. federal and state legislatures, making compliance more difficult and uncertain. For example, compliance with California's recently adopted climate-related reporting requirements, and similar proposals by state regulators and other international regulatory bodies, could be costly, difficult and time consuming, especially as reporting standards are still evolving. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations.
If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.
Approximately 66% of our net revenues were generated by e-commerce sales in fiscal 2024. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. We must continually respond to changing consumer preferences and buying trends relating to e-commerce usage, including an emphasis on mobile e-commerce. Our success in e-commerce has been strengthened in part by our ability to leverage the information we have on our customers to infer customer interests and affinities such that we can personalize the experience they have with us. We also utilize digital advertising to reach internet and app users whose behavior indicates they might be interested in our products. Current or future legislation or changes to other corporations' policies may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.
We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce and mobile websites, apps and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; cyberattacks; human error; supplier reliability; changes in applicable international, federal and state regulations, such as the European Union's General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), and related compliance costs; security breaches; and consumer privacy concerns. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology (such as AI), evolving creative user interfaces and other e-commerce marketing changes as it relates to paid search, re-targeting, loyalty programs, paid social advertising and the proliferation of mobile usage, among others. While we endeavor to predict and invest in technology that is most relevant and beneficial to our company, our initiatives may not prove to be successful, may increase our costs or may not succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our e-commerce business, require us to impair certain assets and damage our reputation and brands.
Declines in our comparable brand revenues may harm our operating results and cause a decline in the market price of our common stock.
Various factors affect comparable brand revenues, including: our e-commerce business; the sales mix among our distribution channels; the number, size and location of stores we open, close, remodel or expand in any period; the overall economic and general retail sales environment; consumer preferences and buying trends; our ability to efficiently source and distribute products; changes in our merchandise mix; competition (including competitive promotional activity and discount retailers); current local and global economic conditions; the timing of our releases of new merchandise and promotional events; the success of our marketing programs; the cannibalization of existing store sales by our new stores; shifts in catalog circulation; and fluctuations in foreign exchange rates. Among other things, weather conditions have affected, and may continue to affect, comparable brand revenues by limiting our ability to deliver our products to our stores, altering consumer behavior, or requiring us to close certain stores temporarily, thus reducing store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused, and may continue to cause, our comparable brand revenue results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as local and global economic conditions, has recently caused and could continue to cause a decline in our comparable brand revenue results. In addition, public health conditions or other unforeseen events, could affect our ability to deliver our products to our customers and stores, alter consumer behavior, or require us to close certain stores temporarily or reduce customer capacity within certain stores temporarily, thus reducing store traffic and materially impacting our comparable brand revenues.
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
With the expansion of our e-commerce business and business-to-business division, and the development and acquisition of new brands and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our e-commerce business might cannibalize a portion of our retail sales or our newer brands, brand extensions and products may result in a decrease in sales of existing brands and products. While we recognize that our e-commerce sales and sales from new brands and products cannot be entirely incremental to sales through our retail channel or from existing brands and products, respectively, we seek to attract as many new customers as possible with the most relevant channels, brands and products to meet customer needs and grow our market share. As it relates to our business-to-business division, we are exposed to new complexities regarding size and scale of contracts, as well as the extended contracting timeline and potential limited customer base, and the procurement of sufficient quantities of commercial-grade products. Additionally, as our business-to-business division is dependent on our customer's business models and their ability to obtain appropriate levels of financing, we face new complexities in managing the impacts of such activities. We continually analyze the business results of our channels, brands and products in an effort to find opportunities to build incremental sales.
A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control.
Approximately 34% of our net revenues were generated by our retail stores in fiscal 2024. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:
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
Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic data regarding the location of consumers in our target market segments. While we believe that this data and other relevant information are helpful indicators of suitable store locations, we recognize that these information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in consumer shopping patterns, such as a reduction in mall traffic, in the types of merchandise that we sell and in the pricing of our products, may reduce the number of suitable store locations or cause formerly suitable locations to become less desirable. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations. We may experience delays in opening new store locations or remodeling existing locations due to the uncertain availability and increased costs of building materials necessary to remodel and improve our stores, as well as delays in receiving required permits from local governments. We may not be able to open new stores or, if opened, operate those stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, we may not be able to renegotiate the terms of our current leases or close our underperforming stores on terms favorable to us, any of which could negatively impact our operating results. Our typical methods of managing these risks and uncertainties may not be sufficient, and as a result, our business and operating results could be negatively impacted.
If we are unable to protect against inventory shrink, loss of other assets and fraud, our results of operations and financial condition could be adversely affected.
Risk of loss or theft of assets, including loss of inventory (also called shrink), is inherent in the retail business. We have historically experienced loss of assets and inventory shrink due to damage, errors or misconduct by associates or third parties, theft, fraud, organized retail crime, transaction processing errors, changes in our technology systems, our use of estimates in preparing financial statements and other causes, which may be further impacted by macroeconomic factors, including the enforcement environment. Our inability to effectively prevent and/or minimize the loss of assets and inventory shrink, or to effectively reduce, or to accurately predict and accrue for the impact of those losses, could adversely affect our financial performance.
Our inability or failure to adequately protect or enforce our intellectual property rights could negatively impact our business.
We may not be able to effectively protect or enforce our intellectual property rights in the U.S. or in foreign jurisdictions, particularly as we continue to expand our business offerings and geographic reach. The laws of certain countries may not protect intellectual property rights to the same extent as the laws of the U.S. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names, patents, designs, proprietary technology and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction, theft or other misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in our sales. Protection of our intellectual property rights and maintenance of our distinct branding are particularly important as they distinguish our products and services from our competitors. The actions we take to protect our intellectual property rights may not be adequate to prevent imitation of our brands and products by others, particularly in jurisdictions that do not have strong intellectual property protection. In addition, the costs of protecting and policing our intellectual property assets may adversely affect our operating results. Advances in generative AI technology may reduce barriers to competition, as well as enable anti-competitive behavior which existing intellectual property laws may not adequately address and also make it easier for infringers to violate our intellectual property rights.
We outsource certain aspects of our business to third-party suppliers and are in the process of insourcing certain business functions from third-party suppliers.
We outsource certain aspects of our business to third-party suppliers that subject us to risks of disruptions in our business as well as increased costs. For example, we utilize outside suppliers for such things as payroll processing, email and other digital marketing and various distribution facilities and delivery services. In some cases, we rely on a single supplier for such services. Accordingly, we are subject to the risks associated with their ability to successfully provide the necessary services to meet our needs. If our suppliers are unable to adequately protect our data and information is lost, our ability to deliver our services is interrupted, our suppliers’ fees are higher than expected or our suppliers make mistakes in the execution of operations support, then our business and operating results may be negatively impacted.
In addition, in the past, we have insourced certain aspects of our business, including certain technology services and the management of certain furniture manufacturing and delivery, each of which was previously outsourced to third-party providers. We may also need to continue to insource other aspects of our business in the future in order to control our costs and to stay competitive. This may cause disruptions in our business and result in increased cost to us. In addition, if we encounter implementation or usage problems with these insourced aspects of our business, or if they do not operate as intended, are unable to perform these functions better than, or at least as well as, our third-party providers, or fail to integrate properly with our other systems, then our business, results of operations, and internal controls over financial reporting may be adversely affected.
If we fail to attract and retain key personnel, our business and operating results may be harmed.
Our future success depends to a significant degree on the skills, experience and efforts of our people. Retention of our key personnel, especially in senior or specialized management roles, whose vision for our company, knowledge of our business and expertise would be difficult to replace, is a priority. If any one of our key associates leaves, is seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement either internally or externally, we may be unable to execute our business strategy. We may not be successful in recruiting, retaining and motivating skilled personnel domestically or globally who have the requisite experience to achieve our business goals, and failure to do so may harm our business. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to competition for highly skilled personnel, increasing wages throughout the U.S., as well as the significantly higher cost of living expenses in our markets. Additionally, we may experience reputational harm should current or former associates post negative comments about us online or on social media sites, which may impact our ability to recruit or retain talent.
If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.
We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands or acquire new brands, especially as we continue to expand globally. For example, in 2023 we launched our newest brand, GreenRow. Any new brands, including GreenRow, brand extensions or expansion into new lines of business may not perform as expected. The work involved with integrating new brands or businesses into our existing systems and operations could be time-consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions, brand repositioning or new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges, including to write off any existing property and equipment, goodwill or intangible assets associated with previously acquired brands. As a result, we may not be able to introduce new brands in a manner that improves our overall business and/or operating results and may therefore be forced to close the brands or new lines of business, which may damage our reputation and/or negatively impact our operating results.
We may be subject to legal proceedings that could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There has been a rise in the number of lawsuits against companies like us regarding consumer protection, deceptive or false advertising, data breach and e-commerce-related patent infringement. From time to time, we have been subject to these types of lawsuits and are currently the subject of some of these types of lawsuits. The cost of defending against these types of claims or the ultimate resolution of any such claims against us, whether by settlement or adverse court decision, may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions by government agencies and private litigation. This could subject us to increased exposure to stockholder lawsuits and potential penalties related to regulatory inquiries. Additionally, in recent years there has been an increase in the number of employment claims and, in particular, discrimination and harassment claims. Coupled with social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment or harassment-related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their business.
Risks Related to Technology
We are exposed to cybersecurity risks and costs associated with credit card fraud, identity theft and business interruption that could cause us to incur unexpected expenses and loss of revenue.
A significant portion of our customer orders are placed through our e-commerce websites or through our customer care centers. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channels to function successfully, we, our supply chain, our banking and authorizations partners, and other parties involved in processing customer transactions must function securely, including transmitting confidential information, such as credit card information and other personal information of our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt, gain unauthorized access to or interfere with our systems or processes or those of our suppliers. Similar to many other retail companies and because of the prominence of our brand, we have in the past experienced, and we expect to continue to experience, cyber attacks, including phishing, and other attempts to breach or gain unauthorized access to our system and databases. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched. In addition, the recent surge of AI technology creates an additional level of security, privacy and legal risk to the Company. We have implemented a variety of security measures designed to minimize or prevent these attacks, but they vary in maturity and may not be sufficient to fully address the dynamic and evolving nature of cyber-criminal activity. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach or vulnerability that is discovered could cause consumers to lose confidence in the security of our information systems, including our e-commerce websites or stores, and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could harm our business. If we or our third-party providers are the target of a cyber attack, we may also be required to undertake costly notification procedures and publicly disclose details of the attack via a current report on Form 8-K filed with the SEC. If we fail to implement appropriate safeguards, detect and provide prompt notice of unauthorized access as required by some data privacy laws, or otherwise comply with these laws, we could be subject to potential fines, claims for damages and other remedies, which could be significantly in excess of our insurance coverage and could harm our business.
We receive, process, store, use and share data, some of which contains personal information, which subjects us to complex and evolving governmental regulation and other legal obligations.
We receive, process, store, use and share data, some of which contains personal information. There are numerous federal, state, local and foreign laws and regulations regarding matters central to our business, data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other data from customers, associates and business partners, the scope of which are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or conflict with other rules. For example, we are subject to the GDPR in the European Union and United Kingdom, the Canadian Consumer Privacy Protection Act in Canada (“CPPA”), and similar laws in other foreign countries. In addition, in November 2020, the CPRA was passed in the general election and amended the CCPA as of January 1, 2023, imposing new, and potentially broader, consumer privacy rights on businesses, including ours. Last year, other states, including Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Rhode Island passed similar laws. By the end of 2025 there are expected to be 16 effective comprehensive state privacy laws in the U.S. The application and interpretation of these laws and regulations are often uncertain, and as the focus on data privacy and data protection increases globally and domestically, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws and proposing new AI-related laws to impose standards for the online collection, use, dissemination and security of data.
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
The dynamic and evolving nature of these laws, regulations and codes, as well as their interpretation by regulators and courts, and the burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us or our third-party suppliers to modify our data processing practices and policies and to incur substantial costs in order to comply. These laws and regulations may also impact our ability to expand advertising on our platform, particularly in international markets, which may impede our ability to deliver targeted advertising and accurately measure our ad performance. Any perception that our practices violate individual privacy, data protection rights or cybersecurity requirements, even if unfounded, subjects us to public criticism, lawsuits, investigations, claims and other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and reputation and expose us to increased liability, fines and other punitive measures including restrictive judicial orders and disgorgement of data.
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
Our success depends, in part, on our ability to source, sell and distribute merchandise efficiently through appropriate systems and procedures. If we encounter usage problems in our internal systems and procedures, or if our internal systems and procedures do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then our business, results of operations, and internal controls over financial reporting may be adversely affected.
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
Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Fluctuation in foreign exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign suppliers to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign suppliers operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign suppliers going out of business.
We, and our foreign suppliers, are also subject to other risks and uncertainties associated with changing economic, political, social, health and environmental conditions and regulations within and outside of the U.S. These risks and uncertainties include tariffs, import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), government regulations, trade restrictions, regulations to address climate change, employment and labor matters, wars and fears of war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease and other unexpected events. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments, such as the tariffs levied by the U.S., or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign suppliers could increase the cost, reduce the supply of merchandise available to us or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results.
Furthermore, some or all of our foreign suppliers’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or increased tariffs or quotas, war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease or other trade disruptions. In addition, an economic downturn, or failure of foreign markets, may result in financial instabilities for our foreign suppliers, which may cause our foreign suppliers to decrease production, discontinue selling to us or cease operations altogether. Our global operations in Asia, Australia, Canada, Europe and Mexico could also be affected by changing economic and political conditions in foreign countries, which could have a negative effect on our business, financial condition and operating results.
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
Furthermore, many of our raw materials, such as cotton, are generally sourced internationally, and represent a significant part of our business. As part of our preferred raw materials strategy, we aim to shift our raw materials to lower emission options, where possible. Many key inputs and processes in our raw material supply chain are resource and carbon intensive, introducing risk of scarcity due to disruption in availability, price volatility, and drought or other supply issues. As more companies increase their use of organic, recycled, lower emission or related materials in their product assortments, the availability of raw materials that meet and further our initiatives may be reduced. As a result, our business and operating results could be negatively impacted.
We depend on foreign suppliers and third-party agents for timely and effective sourcing of our merchandise, and we may not be able to acquire products in appropriate quantities and at acceptable prices to meet our needs.
Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We generally have no contractual assurances of continued supply, pricing or access to new products, and any supplier could change the terms upon which it sells to us, discontinue selling to us or go out of business at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us. Additionally, we may not be able to modify our existing purchase orders with our suppliers in response to fluctuating sales demand from our customers. Better than expected sales demand may lead to customer backorders and lower in-stock positions of our merchandise, which could negatively affect our business and operating results. Conversely, if we experience lower than expected sales demand, we may not be able to reduce our purchase orders with our suppliers, which may lead to higher than anticipated inventory levels, and could require us to mark down certain products and sell excess inventory at a discount. In addition, our suppliers may have difficulty adjusting to our changing demands and growing business.
Any inability to acquire the appropriate amount of suitable merchandise on acceptable terms or the loss of one or more of our foreign suppliers or third-party agents could have a negative effect on our business and operating results. Failure to acquire sufficient merchandise could harm our business because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new suppliers or third-party agents, and products from alternative sources, if any, may not be of a suitable quality and/or may be more expensive than those we currently purchase. In addition, we are subject to certain risks that could limit our suppliers’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable to us, including risks related to the availability of raw materials, labor disputes, work disruptions or stoppages, union organizing activities, supplier financial liquidity, changes in tariff regimes, adverse weather, natural disasters, climate change, political unrest, war, acts of terrorism, outbreaks of disease, general economic and political conditions and regulations to address climate change. If any of our suppliers experience work disruptions or stoppages, or transportation or other restrictions, it could negatively impact our ability to acquire merchandise, which would have an adverse effect on our results of operations.
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
We currently are, and plan to continue, growing our business and increasing our global presence, including by operating e-commerce websites to service international customers, opening new stores outside of the U.S., expanding our franchise and shop-in-shop operations and offering shipping globally through third-party suppliers. We have relatively limited experience with global sales, understanding foreign consumer preferences, anticipating buying trends in different countries, marketing to non-U.S. customers and managing shipping logistics to these customers. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Additionally, global economic or political instability, work disruptions or stoppages, war or fear of war or outbreaks of diseases and resulting government actions (such as lockdowns or quarantines), may delay or harm our efforts to expand globally. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third-party suppliers fail to comply with any applicable regulations or laws, we may be forced to close stores or cease operations in certain countries, which may result in significant financial harm, diminish the value of our brands and negatively affect our future opportunities for global growth.
In addition, we are exposed to foreign currency exchange rate risk with respect to our operations denominated in currencies other than the U.S. dollar. Our operations in Canada, Australia and throughout Asia and Europe expose us to market risk associated with foreign currency exchange rate fluctuations. Our hedges against foreign currency risk, if any, may not succeed in offsetting all of the impact of foreign currency rate volatility and generally only delay such impact on our business and financial results. Further, because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of the transactions that we enter into, the currency exchange rates associated with these exposures, changes in those rates and whether we have entered into foreign currency hedge contracts to offset these exposures. All of these factors could materially impact our results of operations, financial position and cash flows.
We have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as e-commerce websites in certain locations pursuant to franchise agreements. Under these agreements, our franchisees operate stores and/or e-commerce websites that sell goods purchased from us under our brand names. We continue to expand our franchise operations with our existing franchisees as well as seek to identify new franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of each franchisee to meet its projections regarding store openings and sales, and the impact of exchange rate fluctuations on their business. Moreover, to the extent that our franchisees do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, we may seek to terminate or not renew the franchise agreements, which could harm the reputation and value of our brands and our business and operating results. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.
Our global operations present unique risks, and our inability to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.
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
•general economic conditions, changes in diplomatic and trade relationships, including the imposition of new or increased tariffs, political and social instability, war and acts of terrorism, outbreaks of diseases and natural disasters in each country or region;
•economic uncertainty around the world;
•geopolitical disruptions affecting global trade;
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

Risks Related to Taxes and Tariffs
Any significant changes in tax, trade or other policies in the U.S. or other countries could have a material adverse effect on our results of operations.
A significant portion of our products are manufactured outside of the U.S. Significant changes in tax, trade or other polices either in the U.S. or other countries could materially increase our tax burden or costs of goods sold. These changes in policies may also require us to increase our prices, which could adversely affect our sales.
Changes to tariffs could result in increased prices and/or costs of goods or delays in products received from our vendors and could adversely affect our results of operations.
Recent U.S. administrations have enacted tariffs on imports from various countries. The current U.S. administration has suggested, or is in the process of, increasing current tariffs, imposing additional tariffs and expanding tariffs to capture goods from countries not previously captured. While we have been and continue to execute against an aggressive tariff mitigation plan which includes cost reductions from vendors, moving production to lower cost markets and cost savings in other areas of the business, as well as targeted price increases, we may not be able to fully or substantially mitigate the impact of the increased tariffs or any future tariffs, pass price increases on to our customers or secure adequate alternative sources of products or materials. The current tariffs, along with any additional tariffs, changes in duty regimes or retaliatory trade restrictions implemented by the U.S. or by other countries, as well as any fluctuation in foreign exchange rates as a result of such activity, could adversely affect customer sales, including potential delays in products received from our vendors and our cost of goods sold, which could materially impact our business and financial results.
Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
We are subject to income taxes in many U.S. and foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. At any point in time, multiple tax years are subject to examination by various taxing jurisdictions. The outcomes of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly and annual effective tax rates as taxable events occur and uncertain tax positions are either evaluated or resolved. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing laws, including the U.S. Tax Cuts and Jobs Act, or regulations.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) released Global anti-Base Erosion Rules designed to be implemented into the domestic law of each jurisdiction and operate together to ensure large multinational enterprises are subject to a minimum effective tax rate of 15% on any excess profits arising in each jurisdiction where they operate. Many countries have enacted legislation to implement these minimum tax rules, referred to as Pillar Two rules. Our subsidiaries were not subject to Pillar Two minimum tax in fiscal 2024. We are currently evaluating the potential impacts that Pillar Two rules may have on future periods and will continue to monitor the implementation of the Pillar Two rules in the jurisdictions in which we operate.
The OECD continues to release additional guidance on these rules. These changes and other areas in relation to international tax reform, could increase uncertainty and may adversely affect our tax rate and cash flow in future years. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.
Our business may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.
The application of indirect taxes such as sales and use tax, value-added tax, goods and services tax and tax information reporting obligations to businesses like ours is a complex and evolving issue. The impact of potential changes in U.S., state or other countries’ tax laws and regulations or evolving interpretations of existing laws, could adversely affect our financial condition and results of operations. If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.

Risks Related to our Financial Statements and Liquidity
We may require funding from external sources, which may not be available at the levels we require, or may cost more than we expect, and, as a consequence, our expenses and operating results could be negatively affected.
We regularly review and evaluate our liquidity and capital needs. Our credit facilities provide for up to a total of $750 million in unsecured revolving lines of credit (which includes a $250 million accordion feature subject to lender consent). In the event we require additional liquidity from our lenders, such funds may not be available to us on acceptable terms, or at all. Future renewals of our revolving line of credit (set to expire September 2026) may also be affected by participation and capital constraints from banking partners. In addition, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers or our credit facility on terms that are acceptable to us, or at all, as the availability of credit may become limited. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.
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
We recognize that we may need to increase the number of our associates, especially during our peak selling season, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. In addition, the market for prime real estate is competitive, especially in San Francisco where our corporate offices are headquartered. If we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as an economic downturn or during times of expansion, we may incur unnecessary expense or we may have inadequate resources to properly run our business, and our business and operating results may be negatively impacted.
From time to time, we may also experience union organizing activity in currently non-union facilities, including in our stores and distribution facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there continues to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California. State, federal and global laws and regulations regarding employment change frequently and the ultimate cost of compliance cannot be precisely estimated. Further, there have been and may continue to be increases in minimum wage and health care requirements. Any changes in regulations, the imposition of additional regulations or the enactment of any new or more stringent legislation that impacts employment and labor, trade or health care, could have an adverse impact on our financial condition and results of operations.
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
We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs have increased substantially and may continue to increase in the future and may be affected by natural disasters, outbreaks of disease, climate change, fear of terrorism, war, financial irregularities, cybersecurity breaches and fraud at publicly-traded companies, intervention by the government or political crises and instability, an increase in the number and severity of claims received by the carriers, or a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business or be otherwise unable to fulfill their contractual obligations, or they may disagree with our interpretation of the coverage or the amounts owed. For certain types or levels of risk, such as risks associated with certain natural disasters, cybersecurity breaches or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are self-insured or primarily self-insured for employment practices liability, associate health benefits, product recall and reputational risk, among others. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.
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
Our quarterly results have fluctuated and may fluctuate in the future, depending upon a variety of factors, including changes in economic conditions, shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, back-to-school, Halloween, Thanksgiving and Christmas, as well as timing shifts due to 53-week fiscal years, which occur approximately every five years. Historically, a significant portion of our net revenues and net earnings have typically been realized during the period from October through January each year, our peak selling season. In preparation for and during our peak selling season, we hire a substantial number of part-time and seasonal associates, primarily in our retail stores, distribution facilities and customer care centers. If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our stock price may decline.
If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.
We have historically repurchased our shares through our stock repurchase programs and paid a common stock dividend quarterly. The stock repurchase programs and dividend may require the use of a significant portion of our cash earnings, which are also needed to fund our operations and finance future growth. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time and the stock repurchase programs may be limited or terminated at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors, that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.
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
We make assumptions, judgments and estimates that impact amounts reported in our Consolidated Financial Statements for a number of items, including merchandise inventories, long-lived assets, leases and income taxes, among others. These assumptions, judgments and estimates are derived from historical experience and various other factors that we believe are reasonable under the circumstances as of the date our Consolidated Financial Statements are prepared. Actual results could differ materially from our estimates, and such differences may impact our financial results.
Changes to estimates related to our cash flow projections may cause us to incur impairment charges related to our long-lived assets for our retail store locations and other property and equipment, including information technology systems.
We make estimates and projections in connection with impairment analyses of our long-lived assets for our retail store locations and other property and equipment, including information technology systems. These analyses require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems. These impairment charges have been significant in the past and may be significant in the future and, as a result of these charges, our operating results have been and may, in the future, be adversely affected.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to associates or customers; violation of privacy or security laws; other litigation and legal risk; and reputational risks. These cybersecurity risks and other company risks are monitored and integrated into our enterprise risk management process. As part of this process, appropriate personnel consult with subject matter specialists as necessary to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.
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
As part of our cybersecurity risk management strategy, we periodically engage with assessors, consultants and other third-parties to evaluate and test our systems. We also engage an independent Qualified Security Assessor to review our Payment Card Industry compliance.
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
In the last three fiscal years, we have not experienced any material cybersecurity incidents, and the expenses we have incurred from cybersecurity incidents have been immaterial.
Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board of Directors and management. Our Audit and Finance Committee is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the Audit and Finance Committee receives an overview covering current and emerging cybersecurity threat risks and the Company’s ability to mitigate those risks, and discusses these topics with our Chief Information Security Officer and Chief Technology and Digital Officer. Cybersecurity risk management is also considered at least annually during separate Board of Directors meeting discussions with management.
Our cybersecurity risk management strategy process is led by our Chief Information Security Officer, and Chief Technology and Digital Officer, and leverages the expertise of our Chief Financial Officer, General Counsel and Chief Accounting Officer. Our Chief Information Security Officer and Chief Technology and Digital Officer have extensive prior work experience in roles involving managing information security, developing cybersecurity strategy, managing incident and breach response and implementing effective information and cybersecurity programs as well as several relevant degrees and certifications.
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
For our store locations, our gross leased store space as of February 2, 2025 totaled approximately 5,833,000 square feet for 512 stores compared to approximately 5,890,000 square feet for 518 stores as of January 28, 2024.
Leased Properties
The following table summarizes the location and size of our leased facilities occupied by us as of February 2, 2025:

Location	Occupied Square Footage (Approximate)
Distribution and Manufacturing Facilities
U.S. Operations
New Jersey	3,269,000
California	3,150,000
Mississippi	2,271,000
Georgia	1,537,000
Arizona	1,200,000
Texas	1,056,000
North Carolina	412,000
Florida	347,000
Ohio	193,000
Massachusetts	140,000
Oregon	93,000
Colorado	80,000
Foreign Operations
Australia	187,000
Corporate Facilities
New York	238,000
California	111,000
Oregon	63,000
Customer Care Centers
Nevada	37,000
Other	24,000
In addition to the above leased properties, we enter into agreements for other offsite storage needs for our distribution facilities and our retail store locations, as necessary. As of February 2, 2025, the total leased space related to these properties was not material to us and is not included in the occupied square footage reported above.
Owned Properties
As of February 2, 2025, we owned 471,000 square feet of space, primarily in California, for our corporate headquarters and certain data center operations.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The closing price of our common stock on the NYSE on March 23, 2025 was $163.65.
STOCKHOLDERS
The number of stockholders of record of our common stock as of March 23, 2025 was 260. This number excludes stockholders whose stock is held in nominee or street name by brokers.
DIVIDENDS
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
STOCK REPURCHASE PROGRAMS
The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2024 under the $1.0 billion stock repurchase program announced in March 2024 (the “March 2024 program”).

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program[1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 28, 2024 - November 24, 2024	776,184	$128.84	776,184	$192,523,000
November 25, 2024 - December 29, 2024	—	$—	—	$192,523,000
December 30, 2024 - February 2, 2025	—	$—	—	$192,523,000
Total	776,184	$128.84	776,184	$192,523,000

1Excludes shares withheld for associate taxes upon vesting of stock-based awards.
Additionally, in September 2024, our Board of Directors authorized a new $1.0 billion stock repurchase program (together with the March 2024 program, “our programs”), which will become effective once our March 2024 program is fully utilized. During fiscal 2024, we repurchased 5,940,939 shares of our common stock at an average cost of $135.92 per share and a total cost of $807.5 million under our programs. As of February 2, 2025, we had a total of $1.2 billion in stock repurchase authorization remaining under our programs.
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

PERFORMANCE GRAPH
On March 24, 2025, we were added to the S&P 500. We have replaced the NYSE Composite with the S&P 500 for the purposes of our stock performance graph, as we believe the S&P 500 is a more relevant benchmark to measure our performance. We have continued to present the NYSE Composite here as a transitional measure.
This graph compares the cumulative total stockholder return for our common stock with those of the S&P 500, NYSE Composite Index and S&P 500 Consumer Discretionary Distribution and Retail, our peer group index. The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends. The graph shows historical stock price performance, including reinvestment of dividends, and is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Williams-Sonoma, Inc., the NYSE Composite Index,
the S&P 500 Consumer Discretionary Distribution and Retail Index and the S&P 500 Index

*$100 invested on February 2, 2020 in stock or index, including reinvestment of dividends. Fiscal year ended February 2, 2025.

	2/2/20	1/31/21	1/30/22	1/29/23	1/28/24	2/2/25
Williams-Sonoma, Inc.	$100.00	$188.41	$229.91	$192.77	$325.16	$668.86
S&P 500	$100.00	$117.25	$144.56	$132.68	$160.30	$202.59
NYSE Composite Index	$100.00	$108.35	$128.03	$126.30	$136.52	$158.54
S&P 500 Consumer Discretionary Distribution and Retail	$100.00	$141.39	$153.61	$125.62	$162.21	$227.91
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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 53 weeks ended February 2, 2025 (“fiscal 2024”), and the 52 weeks ended January 28, 2024 (“fiscal 2023”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. Fiscal 2024 results included a 53rd week, which we estimate contributed 150 basis points to revenue growth and 20 basis points to operating margin in fiscal 2024. All explanations of changes in operational results are discussed in order of magnitude.
A discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for fiscal 2023 compared to the 52 weeks ended January 29, 2023 (“fiscal 2022”), can be found under Item 7 in our Annual Report on Form 10-K for fiscal 2023, filed with the SEC on March 20, 2024, which is available on the SEC’s website at www.sec.gov and under the Financial Reports section of our Investor Relations website.
OVERVIEW
Our products in our portfolio of nine brands — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow — are marketed through e-commerce websites, our retail stores and direct-mail catalogs. These brands are also part of The Key Rewards, our loyalty and credit card program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as e-commerce websites in certain locations.
Beginning in fiscal 2021 and continuing through fiscal 2022, global supply chain disruptions caused delays in inventory receipts and backorder delays, increased raw material costs, and higher shipping-related charges. These disruptions improved in the fourth quarter of fiscal 2022. However, the costs from these operational supply chain challenges impacted our Consolidated Statement of Earnings in the first half of fiscal 2023.
Fiscal 2024 Financial Results
Net revenues in fiscal 2024, including the impact of the additional week, decreased $39.1 million, or 0.5%, with company comparable brand revenue ("company comp") decline of 1.6%. This decrease was driven by customer hesitancy towards furniture purchases, partially offset by strength in our non-furniture and seasonal assortments. From a channel perspective, the company comp decline of 1.6% was driven by a negative 2.5% comp in our e-commerce channel, partially offset by a positive 0.2% comp in our retail channel. In fiscal 2023, comparable brand revenue decline was materially consistent across both channels.
In fiscal 2024, Pottery Barn, our largest brand, saw comparable brand revenue ("brand comp") decline of 6.2% driven by reduced furniture demand and our strategy to reduce promotional activity, partially offset by relative strength in our non-furniture and seasonal categories. The Pottery Barn Kids and Teen brands saw brand comp growth of 3.0% in fiscal 2024, driven by strength in collaborations, our dorm and baby offerings and seasonal decor.
West Elm saw brand comp decline of 2.0% in fiscal 2024 driven by the impacts of the customer pull back in furniture during the first half of the year as a result of the brand's high percentage of its assortment in the furniture category, partially offset by strength from new product introductions across categories including furniture, decorative accessories and seasonal textiles.
The Williams Sonoma brand saw brand comp growth of 2.4% in fiscal 2024 resulting from strength in the brand's kitchen business driven by cookware, cutlery and electrics as well as our seasonal and decorative offerings.
Finally, our emerging brands, Rejuvenation, Mark and Graham, and GreenRow, combined, delivered double-digit brand comp growth.
We ended the year with a cash balance of $1.2 billion and generated positive operating cash flow of $1.4 billion. In addition to our cash balance, we also ended the year with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of our business, invest $221.6 million in capital expenditures and return $1.1 billion through stock repurchases and dividends to stockholders.

In fiscal 2024, diluted earnings per share was $8.79 (which included the benefit of an out-of-period freight adjustment in the first quarter of fiscal 2024 of $0.29) versus $7.28 (which included (i) an impact of $0.10 related to exit costs associated with the closure of our West Coast manufacturing facility and the exiting of Aperture, a division of our Outward subsidiary, and (ii) an impact of $0.05 related to reduction-in-force initiatives, primarily in our corporate functions) in fiscal 2023.
We continued to improve our world-class customer service by driving supply chain improvements from lower returns and damages, reduced out-of-market and multiple shipments, reduced replacements and fewer customer accommodations. These supply chain improvements continued to contribute meaningfully to our profitability in fiscal 2024.
Despite a challenging environment for home furnishings, we delivered a record operating margin with double-digit diluted earnings per share growth. Our results this year demonstrate the flexibility, strength and durability of our operating model to drive market share gains and deliver profitability. Our performance was due to the strong execution of our teams as well as our continued focus on full-price selling and cost control from our Company-wide financial discipline.
Common Stock Split
On July 9, 2024, we effected a 2-for-1 stock split of our common stock through a stock dividend. All historical share and per share amounts, excluding treasury share amounts, in this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from additional paid-in capital to common stock.
Out-of-Period Freight Adjustment
Subsequent to the filing of our fiscal 2023 Form 10-K, in April 2024, we determined that we over-recognized freight expense in fiscal 2021, 2022 and 2023 for a cumulative amount of $49.0 million. We evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. We then evaluated whether the cumulative amount of the over-accrual was material to our projected fiscal 2024 results, and determined the cumulative amount was not material. Therefore, the Consolidated Financial Statements for fiscal 2024 include an out-of-period adjustment of $49.0 million, recorded in the first quarter of fiscal 2024, to reduce cost of goods sold and accounts payable, which corrected the cumulative error on the Consolidated Balance Sheet as of January 28, 2024.
Looking Ahead to 2025
Looking ahead to 2025, our focus will remain on our three key priorities of (i) returning to growth, (ii) elevating our world-class customer service and (iii) driving earnings. Despite continued macroeconomic and geopolitical uncertainties, we are focused on these priorities to deliver in 2025 and beyond.
Returning to Growth
First, we believe we will deliver organic, core-brand growth due to increased levels of newness, innovation and growth initiatives, such as Pottery Barn Teen's dorm offering, Pottery Barn Kids' Modern Baby and West Elm Kids. We are able to differentiate ourselves competitively through our in-house design capabilities and vertically-integrated sourcing organization, with the ability to expand into white space opportunities within our largest brands. These differentiators give us a unique ability to offer high-quality products at compelling price points.
Second, we recognize the housing market may not improve in 2025. Therefore, a key component of our strategy is our robust non-furniture assortment that includes inspirational seasonal and decorative accessories, textiles and housewares. In addition, we will continue to introduce new furniture in compelling finishes and shapes.
Third, we will continue investing in strategic outside partnerships and collaborations in our core brands. The talent of our in-house team with the creative vision of our collaborators attracts new customers and drives sales with our current customers.
Fourth, we will continue to find opportunities in our business-to-business division, leveraging our strength in design and commercial grade product offerings. Our multi-channel capabilities and our leading assortment of commercial grade products are competitive differentiators. Over the last few years, we have built customer relationships in the commercial space in several industry verticals. In addition, our exclusive offering of design-to-delivery services is a competitive advantage as we continue to build our business-to-business project pipeline.
Lastly, our emerging brands are expected to continue to provide incremental growth. We have the in-house competency and ability to incubate and build new brands. All of our brands were once an emerging brand, even our largest brand, Pottery Barn. A key component of our future growth comes from expansion in Rejuvenation, Mark and Graham, and GreenRow.
Elevating our World-Class Customer Service
We will continue our progress in delivering world-class customer service. We plan to continue to limit out-of-market and multiple shipments, reduce customer accommodations, lower returns and damages and reduce replacements. Additionally, we are focused on continued optimization and automation in our distribution centers and logistics networks to improve our service times.
Driving Earnings
The supply chain improvements contributing to elevating our world-class customer service are expected to continue to contribute meaningfully to our profitability. Additionally, we will be disciplined on selling, general and administrative expenses ("SG&A"), including employment and advertising costs. Our pricing power, high e-commerce sales mix, retail optimization and highly efficient advertising are expected to drive earnings as we continue to control costs from our overall financial discipline.
As we look forward to the year ahead, we believe these key priorities will set us apart from our competition and allow us to drive long-term growth and profitability. We have a powerful portfolio of brands, serving a range of categories, aesthetics, and life stages, and we have built a strong omni-channel platform and infrastructure, which positions us well for the next stage of growth. However, the current uncertain macroeconomic environment with the weak housing market, elevated interest rates, layoffs, inflationary pressure, political uncertainty, global geopolitical instability and new tariffs could negatively impact our business. For information on risks, please see “Risk Factors” in Part I, Item 1A.

Results of Operations
NET REVENUES
Net revenues consist of sales of merchandise to our customers through our e-commerce websites, retail stores and direct-mail catalogs, and include shipping fees received from customers for delivery of merchandise to their homes. Our revenues also include sales to our business-to-business customers and to our franchisees, incentives received from credit card issuers in connection with our private label and co-branded credit cards, and breakage income related to our stored-value cards.
Net revenues in fiscal 2024, including the impact of the additional week, decreased $39.1 million or 0.5%, with company comp decline of 1.6%. This decrease was driven by customer hesitancy towards furniture purchases, partially offset by strength in our non-furniture and seasonal assortments. From a channel perspective, the company comp decline of 1.6% was driven by a negative 2.5% comp in our e-commerce channel, partially offset by a positive 0.2% comp in our retail channel. In fiscal 2023, comparable brand revenue decline was materially consistent across both channels.
The following table summarizes our net revenues by brand for fiscal 2024 and fiscal 2023:

(In thousands)	Fiscal 2024 [1]	Fiscal 2023 [1]
Pottery Barn	$3,039,939	$3,206,167
West Elm	1,840,582	1,854,811
Williams Sonoma	1,302,821	1,260,045
Pottery Barn Kids and Teen	1,107,057	1,060,470
Other [2]	421,142	369,159
Total	$7,711,541	$7,750,652
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations, Mark and Graham, and GreenRow.
Comparable Brand Revenue
Comparable brand revenue includes comparable e-commerce sales, including through our direct-mail catalog, and store sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months, and which have been open for at least 12 consecutive months without closure for more than seven days within the same fiscal month. Outlet comparable store revenues are included in their respective brands. Business-to-business revenues are included in comparable brand revenue for each of our brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue for new and emerging concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

Comparable brand revenue growth (decline)	Fiscal 2024 [1]	Fiscal 2023 [1]
Pottery Barn	(6.2)%	(9.7)%
West Elm	(2.0)	(18.8)
Williams Sonoma	2.4	(0.7)
Pottery Barn Kids and Teen	3.0	(5.5)
Total [2]	(1.6)%	(9.9)%
1Comparable brand revenue is calculated on a 53-week to 53-week basis for fiscal 2024 and on a 52-week to 52-week basis for fiscal 2023, and includes business-to-business revenues within each brand.
2Total comparable brand revenue growth includes the results of Rejuvenation, Mark and Graham, and GreenRow.

RETAIL STORE DATA

	Fiscal 2024	Fiscal 2023
Store count – beginning of year	518	530
Store openings	16	13
Store closings	(22)	(25)
Store count – end of year	512	518
Store selling square footage at year-end	3,794,000	3,805,000
Store leased square footage (“LSF”) at year-end	5,833,000	5,890,000

	Fiscal 2024		Fiscal 2023
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Pottery Barn	181	15,100	184	15,000
Williams Sonoma	154	6,900	156	6,900
West Elm	121	13,300	121	13,200
Pottery Barn Kids	45	7,800	46	7,800
Rejuvenation	11	8,100	11	8,100
Total	512	11,400	518	11,400
GROSS PROFIT
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
Our classification of expenses in gross profit may not be comparable to other public companies, as we do not include non-occupancy-related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management and other distribution-related administrative expenses, are recorded in SG&A.

(In thousands)	Fiscal 2024	% Net Revenues	Fiscal 2023	% Net Revenues
Gross profit [1]	$3,582,299	46.5%	$3,303,601	42.6%
1Includes occupancy expenses of $793.1 million and $814.3 million in fiscal 2024 and fiscal 2023, respectively.
Fiscal 2024 vs. Fiscal 2023
Gross profit increased $278.7 million, or 8.4%, compared to fiscal 2023. Gross margin increased to 46.5% from 42.6% in fiscal 2023. This increase in gross margin of 390 basis points was driven by (i) higher merchandise margins of 170 basis points, (ii) supply chain efficiencies of 130 basis points, including reductions in returns and damages, reduced out-of-market and multiple shipments, reduced replacements, as well as fewer customer accommodations, (iii) an out-of-period freight adjustment of 70 basis points in the first quarter of fiscal 2024 and (iv) the leverage of occupancy costs of 20 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
SG&A consists of non-occupancy-related costs associated with our retail stores and e-commerce websites, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing, impairment and other general expenses.

(In thousands)	Fiscal 2024	% Net Revenues	Fiscal 2023	% Net Revenues
Selling, general and administrative expenses	$2,152,115	27.9%	$2,059,408	26.6%
Fiscal 2024 vs. Fiscal 2023
SG&A increased $92.7 million or 4.5%, compared to fiscal 2023. SG&A as a percentage of net revenues increased to 27.9% from 26.6% for fiscal 2023. This increase of 130 basis points was primarily driven by (i) an increase in employment expense of 80 basis points due to higher performance-based incentive compensation and employee benefits costs and (ii) an increase in advertising expenses of 90 basis points; partially offset by (iii) lower general expenses of 40 basis points from the resolution of an indirect tax matter and a favorable insurance settlement.
INCOME TAXES
The effective income tax rate was 24.3% for fiscal 2024, compared to 25.4% for fiscal 2023. This decrease was primarily driven by (i) higher excess tax benefit from stock-based compensation and (ii) the tax effect of earnings mix change, partially offset by (iii) fewer expirations of statutes of limitations related to uncertain tax positions in fiscal 2024.
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
Of the regions in which we operate, Canada, United Kingdom, Australia, Netherlands, Italy, Portugal and Vietnam have implemented Pillar Two frameworks effective January 1, 2024. Our subsidiaries were not subject to Pillar Two minimum tax in fiscal 2024 under the Safe Harbor rules.
Pillar Two minimum tax will be treated as a period cost in future periods when it is applicable. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, and monitoring legislative developments by other countries, especially in the regions in which we operate.
LIQUIDITY AND CAPITAL RESOURCES
Material Cash Requirements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our Consolidated Balance Sheet as of February 2, 2025, while others are not recorded on the Consolidated Balance Sheet. Our material cash requirements as of February 2, 2025 include the following contractual obligations and commitments arising in the normal course of business:
•Our operating leases had fixed lease payment obligations, including imputed interest, of $1.6 billion, with $308.7 million payable within 12 months. See Note E to our Consolidated Financial Statements for amount outstanding as of February 2, 2025 related to operating leases.
•Our purchase obligations consist primarily of open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. As of February 2, 2025, our purchase obligations were approximately $996.7 million, with $979.5 million expected to be settled within 12 months.
In addition, we had $32.4 million of unrecognized tax benefits recorded in our Consolidated Balance Sheet as of February 2, 2025, for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Note D to our Consolidated Financial Statements for information related to income taxes.
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
Dividends
In fiscal 2024 and fiscal 2023, total cash dividends declared were approximately $293.2 million, or $2.28 per common share, and $236.8 million, or $1.80 per common share, respectively. In March 2025, we announced that our Board of Directors authorized a 16% increase in our quarterly cash dividend, from $0.57 to $0.66 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time. See “Risk Factor - If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.”
Stock Repurchase Programs
See section titled “Stock Repurchase Programs” within Part II, Item 5 of this Annual Report on Form 10-K for further information.
Liquidity Outlook
We believe our cash on hand, cash flows from operations and our available credit facilities will provide adequate liquidity for our business operations as well as dividends, capital expenditures, stock repurchases and other liquidity requirements associated with our business operations over the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that would impact our capital needs during or beyond the next 12 months.
Sources of Liquidity
As of February 2, 2025, we held $1.2 billion in cash and cash equivalents, the majority of which was held in money market funds and interest-bearing demand deposit accounts, and of which $141.1 million was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
Throughout the fiscal year, we utilize our cash resources to build our inventory levels in preparation for our peak selling season. Our largest source of operating cash flows is cash collections from the sale of our merchandise throughout the year. In fiscal 2025, we plan to use our cash resources to fund inventory purchases and inventory-related costs, employment-related costs, advertising and marketing initiatives, rental payments on our leases, stock repurchases and dividend payments, the payment of income taxes and property and equipment purchases.
In addition to our cash balances on hand, we have a credit facility (the "Credit Facility") which provides for a $500 million unsecured revolving line of credit. Our Credit Facility may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Credit Facility by up to $250 million to provide for a total of $750 million of unsecured revolving credit.

During fiscal 2024, we had no borrowings under our Credit Facility. Additionally, as of February 2, 2025, issued but undrawn standby letters of credit of $11.9 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of February 2, 2025, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of February 2, 2025, the aggregate amount outstanding under our letter of credit facilities was $0.6 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 16, 2024, we renewed two of our letter of credit facilities on substantially similar terms. Two of the letter of credit facilities totaling $30 million mature on August 18, 2025, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2026. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For fiscal 2024, net cash provided by operating activities was $1.4 billion compared to $1.7 billion in fiscal 2023, and was primarily attributable to net earnings adjusted for non-cash items, partially offset by higher spending on merchandise inventories as a result of timing of receipts. Net cash provided by operating activities compared to fiscal 2023 decreased primarily due to (i) higher spending on merchandise inventories, (ii) a decrease in accounts payable (as a result of supplier payment timing) and (iii) a decrease in gift card and other deferred revenue, partially offset by (iv) an increase in net earnings adjusted for non-cash items.
Cash Flows from Investing Activities
For fiscal 2024, net cash used in investing activities was $221.2 million compared to $188.3 million in fiscal 2023 and was primarily attributable to purchases of property and equipment related to technology, store construction and supply chain enhancements.
Cash Flows from Financing Activities
For fiscal 2024, net cash used in financing activities was $1.2 billion compared to $0.6 billion in fiscal 2023 and was primarily attributable to the repurchases of common stock and payment of dividends. Net cash used in financing activities for fiscal 2024 increased compared to fiscal 2023, primarily due to an increase in repurchases of our common stock.
IMPACT OF INFLATION
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the uncertain economic environment. Global trends, including inflationary pressures, are weakening consumer sentiment, negatively impacting consumer spending behavior and slowing down consumer demand for our products. However, our unique operating model and pricing power helped mitigate these increased costs during fiscal 2024. We cannot be assured that our results of operations and financial condition will not be materially impacted by inflation in the future. For information on risks, please see “Risk Factors” in Part I, Item 1A.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the related disclosures of contingent assets and liabilities. These estimates are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.
Merchandise Inventories
The significant estimates used in our inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or net realizable value reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends of inventory sold below cost and specific identification.
The reserves for shrinkage are recorded throughout the year based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels, and are therefore subject to uncertainty. Actual shrinkage is recorded at year-end based on the results of our cycle counts and year-end physical inventory counts, and can vary from our estimates recorded throughout the year due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items), transaction processing errors, changes in our technology systems, and execution against loss prevention initiatives in our stores, distribution facilities and off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no material shrinkage reserve at year-end. Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on our net earnings. As of February 2, 2025 and January 28, 2024, our inventory obsolescence reserves were $19.6 million and $23.6 million, respectively.
Long-lived Assets
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. The asset group is comprised of both property and equipment and operating lease right-of-use assets. Impairment may result when the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows over its remaining useful life. Our estimate of undiscounted future cash flows over the lease term is based upon our experience, the historical operations and estimates of future profitability and economic conditions. The estimates of future profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. For operating lease right-of-use assets, we determine the fair value of the assets by using estimated market rental rates. These estimates can be affected by factors such as future results, real estate supply and demand, closure plans and economic conditions that can be difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset or asset group’s net carrying value over its estimated fair value. During fiscal 2024, fiscal 2023 and fiscal 2022, we recognized impairment charges, as a component of SG&A, of $3.9 million, $14.5 million and $15.6 million, respectively.
Income Taxes
We record reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. The results of these examinations and negotiations with taxing authorities may affect the ultimate settlement of these issues. We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax examinations, upon expiration of statutes of limitation, or upon occurrence of other events. As of February 2, 2025, we had $32.4 million of gross unrecognized tax benefits, of which $26.3 million would, if recognized, affect the effective tax rate. Additionally, we accrue interest and penalties related to these unrecognized tax benefits in the provision for income taxes. As of February 2, 2025 and January 28, 2024, our accruals for the payment of interest and penalties totaled $6.7 million and $5.3 million, respectively. Due to the potential resolution of tax issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $3.4 million.
In order to compute income tax on an interim basis, we estimate what our effective tax rate will be for the full fiscal year and adjust these estimates throughout the year as necessary. Adjustments to our income tax provision due to changes in our estimated effective tax rate are recorded in the interim period in which the change occurs. The tax expense (or benefit) related to items other than ordinary income is individually computed and recognized when the items occur. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions or changes in tax law. Our effective tax rates for fiscal 2024 and fiscal 2023 were 24.3% and 25.4%, respectively.

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
Interest Rate Risk
Our Credit Facility has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During fiscal 2024, we had no borrowings under our Credit Facility.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of February 2, 2025, our investments, made primarily in money market funds and interest bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from suppliers outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2024 or fiscal 2023. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our suppliers in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2024, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current Consolidated Financial Statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies.
Inflation
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the uncertain economic environment. We believe the effects of inflation, if any, on our financial statements and results of operations have been immaterial to date. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by the heightened levels of inflation experienced globally during fiscal 2024 and fiscal 2023. Global trends, including inflationary pressures, are weakening customer sentiment, negatively impacting consumer spending behavior and slowing down consumer demand for our products. However, our unique operating model and pricing power helped mitigate these increased costs during fiscal 2024 and fiscal 2023. Our inability or failure to offset the impact of inflation could harm our business, financial condition and results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.
Consolidated Statements of Earnings

	For the Fiscal Year Ended
(In thousands, except per share amounts)	February 2, 2025	January 28, 2024	January 29, 2023
Net revenues	$7,711,541	$7,750,652	$8,674,417
Cost of goods sold	4,129,242	4,447,051	4,996,684
Gross profit	3,582,299	3,303,601	3,677,733
Selling, general and administrative expenses	2,152,115	2,059,408	2,179,311
Operating income	1,430,184	1,244,193	1,498,422
Interest income, net	55,548	29,162	2,260
Earnings before income taxes	1,485,732	1,273,355	1,500,682
Income taxes	360,481	323,593	372,778
Net earnings	$1,125,251	$949,762	$1,127,904
Basic earnings per share	$8.91	$7.35	$8.29
Diluted earnings per share	$8.79	$7.28	$8.16
Shares used in calculation of earnings per share:
Basic	126,242	129,148	136,042
Diluted	128,041	130,543	138,199

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Comprehensive Income

	For the Fiscal Year Ended
(In thousands)	February 2, 2025	January 28, 2024	January 29, 2023
Net earnings	$1,125,251	$949,762	$1,127,904
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,136)	(999)	(3,572)
Change in fair value of derivative financial instruments, net of tax of $0, $56 and $329	1	160	932
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $(33), $319 and $121	94	(904)	(341)
Comprehensive income	$1,119,210	$948,019	$1,124,923

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Balance Sheets

	As of
(In thousands, except per share amounts)	February 2, 2025	January 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,212,977	$1,262,007
Accounts receivable, net	117,678	122,914
Merchandise inventories, net	1,332,429	1,246,369
Prepaid expenses	66,914	59,466
Other current assets	24,611	29,041
Total current assets	2,754,609	2,719,797
Property and equipment, net	1,033,934	1,013,189
Operating lease right-of-use assets	1,177,805	1,229,650
Deferred income taxes, net	120,657	110,656
Goodwill	77,260	77,306
Other long-term assets, net	137,342	122,950
Total assets	$5,301,607	$5,273,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$645,667	$607,877
Accrued expenses	286,033	264,306
Gift card and other deferred revenue	584,791	573,904
Income taxes payable	67,696	96,554
Operating lease liabilities	234,180	234,517
Other current liabilities	93,607	103,157
Total current liabilities	1,911,974	1,880,315
Long-term operating lease liabilities	1,113,135	1,156,104
Other long-term liabilities	134,079	109,268
Total liabilities	3,159,188	3,145,687
Commitments and contingencies – See Note I
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 123,125 and 128,301 shares issued and outstanding at February 2, 2025 and January 28, 2024, respectively	1,232	1,284
Additional paid-in capital	571,585	587,960
Retained earnings	1,591,630	1,555,595
Accumulated other comprehensive loss	(21,593)	(15,552)
Treasury stock, at cost: 4 and 6 shares as of February 2, 2025 and January 28, 2024, respectively	(435)	(1,426)
Total stockholders’ equity	2,142,419	2,127,861
Total liabilities and stockholders’ equity	$5,301,607	$5,273,548

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 30, 2022	143,964	$1,440	$600,222	$1,074,084	$(10,828)	$(711)	$1,664,207
Net earnings	—	—	—	1,127,904	—	—	1,127,904
Foreign currency translation adjustments	—	—	—	—	(3,572)	—	(3,572)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	932	—	932
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(341)	—	(341)
Release of stock-based awards[1]	1,336	14	(80,932)	—	—	(372)	(81,290)
Repurchases of common stock	(12,847)	(129)	(36,069)	(843,840)	—	—	(880,038)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(344)	—	—	344	—
Stock-based compensation expense	—	—	89,578	—	—	—	89,578
Dividends declared	—	—	—	(216,329)	—	—	(216,329)
Balance at January 29, 2023	132,453	1,325	572,455	1,141,819	(13,809)	(739)	1,701,051
Net earnings	—	—	—	949,762	—	—	949,762
Foreign currency translation adjustments	—	—	—	—	(999)	—	(999)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	160	—	160
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(904)	—	(904)
Release of stock-based awards[1]	1,075	11	(52,641)	—	—	(201)	(52,831)
Repurchases of common stock[2]	(5,227)	(52)	(15,456)	(298,985)	—	(1,000)	(315,493)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(334)	(180)	—	514	—
Stock-based compensation expense	—	—	83,936	—	—	—	83,936
Dividends declared	—	—	—	(236,821)	—	—	(236,821)
Balance at January 28, 2024	128,301	1,284	587,960	1,555,595	(15,552)	(1,426)	2,127,861
Net earnings	—	—	—	1,125,251	—	—	1,125,251
Foreign currency translation adjustments	—	—	—	—	(6,136)	—	(6,136)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1	—	1
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	94	—	94
Release of stock-based awards[1]	765	7	(93,994)	—	—	(227)	(94,214)
Repurchases of common stock[2]	(5,941)	(59)	(18,373)	(795,968)	—	—	(814,400)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(1,218)	—	—	1,218	—
Stock-based compensation expense	—	—	97,210	—	—	—	97,210
Dividends declared	—	—	—	(293,248)	—	—	(293,248)
Balance at February 2, 2025	123,125	$1,232	$571,585	$1,591,630	$(21,593)	$(435)	$2,142,419
1Amounts are shown net of shares withheld for associate taxes.
2Repurchases of common stock include accrued excise taxes of $6.9 million and $2.5 million as of February 2, 2025 and January 28, 2024, respectively, which is recorded in retained earnings.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
(In thousands)	February 2, 2025	January 28, 2024	January 29, 2023
Cash flows from operating activities:
Net earnings	$1,125,251	$949,762	$1,127,904
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	229,802	232,590	214,153
Loss on disposal/impairment of assets	5,539	21,869	25,116
Non-cash lease expense	255,923	255,286	231,350
Deferred income taxes	(9,741)	(29,085)	(23,823)
Stock-based compensation expense	98,983	84,754	90,268
Other	(2,603)	(2,796)	(2,339)
Changes in:
Accounts receivable	5,004	(7,461)	15,687
Merchandise inventories	(88,085)	209,168	(208,908)
Prepaid expenses and other assets	(19,832)	1,016	(11,823)
Accounts payable	15,360	99,043	(113,521)
Accrued expenses and other liabilities	27,023	4,935	(61,995)
Gift card and other deferred revenue	11,587	95,005	31,839
Operating lease liabilities	(265,131)	(269,162)	(242,855)
Income taxes payable	(28,858)	35,349	(18,231)
Net cash provided by operating activities	1,360,222	1,680,273	1,052,822
Cash flows from investing activities:
Purchases of property and equipment	(221,567)	(188,458)	(354,117)
Other	360	201	162
Net cash used in investing activities	(221,207)	(188,257)	(353,955)
Cash flows from financing activities:
Repurchases of common stock	(807,477)	(313,001)	(880,038)
Payment of dividends	(280,058)	(232,475)	(217,345)
Tax withholdings related to stock-based awards	(94,214)	(52,831)	(81,290)
Other	(2,474)	—	—
Net cash used in financing activities	(1,184,223)	(598,307)	(1,178,673)
Effect of exchange rates on cash and cash equivalents	(3,822)	954	(3,188)
Net (decrease) increase in cash and cash equivalents	(49,030)	894,663	(482,994)
Cash and cash equivalents at beginning of year	1,262,007	367,344	850,338
Cash and cash equivalents at end of year	$1,212,977	$1,262,007	$367,344
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$849	$837	$788
Cash paid during the year for income taxes, net of refunds	$398,693	$315,850	$400,776
Non-cash investing activities:
Purchases of property and equipment not yet paid for at end of year	$5,533	$914	$6,633

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Notes to Consolidated Financial Statements
Note A: Summary of Significant Accounting Policies
Williams-Sonoma, Inc.'s ("Company", "we", or "us") products, representing distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow — are marketed through e-commerce websites, retail stores and direct-mail catalogs. These brands are also part of The Key Rewards, our loyalty and credit card program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as e-commerce websites in certain locations.
Common Stock Split
On July 9, 2024, we effected a 2-for-1 stock split of our common stock through a stock dividend. All historical share and per share amounts, excluding treasury share amounts, in this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from additional paid-in capital to common stock.
Out-of-Period Freight Adjustment
Subsequent to the filing of our fiscal 2023 Form 10-K, in April 2024, we determined that we over-recognized freight expense in fiscal 2021, 2022 and 2023 for a cumulative amount of $49.0 million. We evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. We then evaluated whether the cumulative amount of the over-accrual was material to our projected fiscal 2024 results, and determined the cumulative amount was not material. Therefore, the Consolidated Financial Statements for fiscal 2024 include an out-of-period adjustment of $49.0 million, recorded in the first quarter of fiscal 2024, to reduce cost of goods sold and accounts payable, which corrected the cumulative error on the Consolidated Balance Sheet as of January 28, 2024.
Consolidation
The Consolidated Financial Statements include the accounts of Williams-Sonoma, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal Year
Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2024, a 53-week year, ended on February 2, 2025; Fiscal 2023, a 52-week year, ended on January 28, 2024; and Fiscal 2022, a 52-week year, ended on January 29, 2023.
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
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less. As of February 2, 2025, we were invested primarily in money market funds and interest-bearing demand deposit accounts. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and business-to-business receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our Consolidated Financial Statements as of February 2, 2025 and January 28, 2024.

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
Reserves for shrinkage are estimated and recorded throughout the year based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our cycle counts and year-end physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items), transaction processing errors, changes in our technology systems, and execution against loss prevention initiatives in our stores, distribution facilities, off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no material shrinkage reserve at year-end. Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. As of February 2, 2025 and January 28, 2024, our inventory obsolescence reserves were $19.6 million and $23.6 million, respectively.
Long-lived Assets
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of estimated useful life or lease term (generally 5 – 22 years)
Fixtures and equipment	2 – 15 years
Buildings and building improvements	10 – 40 years
Capitalized software	2 – 10 years
We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. The asset group is comprised of both property and equipment and operating lease right-of-use assets. Impairment may result when the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows over its remaining useful life. For asset impairment, our estimate of undiscounted future cash flows over the lease term is based upon our experience, the historical operations and estimates of future profitability and economic conditions. The estimates of future profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. For operating lease right-of-use assets, we determine the fair value of the assets by using estimated market rental rates. These estimates can be affected by factors such as future results, real estate supply and demand, closure plans and economic conditions that can be difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset or asset group’s net carrying value over its estimated fair value. We measure property and equipment at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy (see Note L). We measure operating lease right-of-use assets at fair value on a nonrecurring basis using Level 2 inputs, primarily market rental rates, that are corroborated by market data. Where Level 2 inputs are not readily available, we use Level 3 inputs. Fair value of these long-lived assets is based on the present value of estimated future cash flows using a discount rate commensurate with the risk. During fiscal 2024, fiscal 2023 and fiscal 2022, we recognized impairment charges, as a component of SG&A, of $3.9 million, $14.5 million and $15.6 million, respectively.

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
Goodwill
Goodwill is initially recorded as of the acquisition date and is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows, using a discount rate that approximates the reporting unit's weighted-average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. We measure the fair value using Level 3 inputs as defined in the fair value hierarchy (see Note L). Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.
As of February 2, 2025 and January 28, 2024, we had goodwill of $77.3 million, primarily related to our fiscal 2017 acquisition of Outward and our fiscal 2011 acquisition of Rejuvenation. In fiscal 2024 and fiscal 2023, we performed our qualitative annual assessment of goodwill impairment and concluded that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed and we did not recognize any goodwill impairment in fiscal 2024 and fiscal 2023. In fiscal 2022, we performed our annual quantitative assessment of goodwill impairment for the Aperture reporting unit, a division of our Outward subsidiary, using the income approach. We fully impaired the goodwill related to the Aperture reporting unit due to these assets not being recoverable in light of projected future cash flows, resulting in goodwill impairment charges of $8.0 million. For all other reporting units, we concluded that the fair value exceeded their carrying values and no further impairment testing of goodwill was performed.
Self-Insured Liabilities
We are primarily self-insured for workers’ compensation, associate health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, associate health benefits, product and other general liability claims were $30.7 million and $29.4 million as of February 2, 2025 and January 28, 2024, respectively.
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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of February 2, 2025 and January 28, 2024, we recorded a liability for expected sales returns of approximately $42.7 million and $52.4 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $12.1 million and $16.3 million, respectively, within other current assets in our Consolidated Balance Sheets.
Gift Card and Other Deferred Revenue
We defer revenue and record a liability when cash payments are received in advance of satisfying performance obligations, primarily associated with our merchandise sales, stored-value cards, customer loyalty programs and incentives received from credit card issuers.
We issue stored-value cards that may be redeemed on future merchandise purchases. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Breakage is recognized in a manner consistent with our historical redemption patterns, taking into consideration escheatment laws as applicable. Breakage is recognized over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the card issuance. Breakage revenue is not material to our Consolidated Financial Statements.
We have customer loyalty programs, which allow members to earn points for each qualifying purchase. Customers can earn points through spend on both our private label and co-branded credit cards, or can earn points as part of our non-credit card related loyalty program. Points earned through both loyalty programs enable members to receive certificates that may be redeemed on future merchandise purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points or certificates earned by our loyalty program members is deferred based on the standalone selling price of the points and recorded within gift card and other deferred revenue within our Consolidated Balance Sheet. The measurement of standalone selling prices takes into consideration the discount the customer would receive in a separate transaction for the delivered item, as well as our estimate of certificates expected to be issued and redeemed, based on historical patterns. This measurement is applied to our portfolio of performance obligations for points or certificates earned, as all obligations have similar economic characteristics. We believe the impact to our Consolidated Financial Statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations relate to contracts with terms less than one year, as our certificates generally expire within six months of issuance.
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
As of February 2, 2025 and January 28, 2024, we had recorded $584.8 million and $573.9 million, respectively, for gift card and other deferred revenue within current liabilities in our Consolidated Balance Sheets. The increase in our gift card and other deferred revenue balance was primarily due to advance payments collected on certain product categories.
Supplier Allowances
We receive allowances or credits from certain suppliers for volume and other rebates. We treat such rebates as an offset to the cost of the product or services provided at the time the expense is recorded. These allowances and credits received are recorded in cost of goods sold.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") consists of non-occupancy-related costs associated with our retail stores and e-commerce websites, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing, impairment and other general expenses.
Stock-Based Compensation
We account for stock-based compensation arrangements by measuring and recognizing compensation expense for all stock-based awards using a fair value-based method. Restricted stock units are valued using the closing price of our stock on the date prior to the date of grant. The fair value of each stock-based award is amortized over the requisite service period, net of estimated forfeitures. Compensation expense for all performance-based restricted stock units is recognized over the requisite service period when achievement of the performance condition is deemed probable, net of estimated forfeitures. We estimate the forfeiture rate based on an analysis of historical experience as well as expected future trends.

Advertising Expenses
Advertising expenses consist of media, supplier and production costs related to digital advertising, catalog mailings, email and other marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement.
Total advertising expenses were approximately $567.7 million, $502.2 million and $581.1 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Foreign Currency Translation
Some of our foreign operations have a functional currency other than the U.S. dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within stockholders’ equity. Foreign currency exchange gains and losses are recorded in SG&A.
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

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Accounting Standards Update ("ASU") updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance for the year ended February 2, 2025 and have applied it retrospectively to all prior periods presented in our Consolidated Financial Statements, which did not result in a change to our current or previously reported financial results.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The improvements in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and ASU 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures
(Subtopic 220-40): Clarifying the Effective Date. The ASU requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation and amortization. This ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.

Note B: Property and Equipment
Property and equipment consists of the following:

	As of
(In thousands)	February 2, 2025	January 28, 2024
Capitalized Software	$956,596	$1,048,023
Leasehold improvements	883,414	880,164
Fixtures and equipment	869,371	789,096
Land and buildings	180,074	181,089
Corporate systems projects in progress	43,158	31,739
Construction in progress [1]	40,399	93,229
Total	2,973,012	3,023,340
Accumulated depreciation	(1,939,078)	(2,010,151)
Property and equipment, net	$1,033,934	$1,013,189
1Construction in progress primarily consists of corporate aircraft as well as leasehold improvements and fixtures and equipment related to new, expanded or remodeled stores, distribution centers and corporate facilities where construction had not been completed as of year-end.

Note C: Borrowing Arrangements
Credit Facility
We have a credit facility (the "Credit Facility") which provides for a $500 million unsecured revolving line of credit. Our Credit Facility may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Credit Facility by up to $250 million to provide for a total of $750 million of unsecured revolving credit.
During fiscal 2024 and fiscal 2023, we had no borrowings under our Credit Facility. Additionally, as of February 2, 2025, issued but undrawn standby letters of credit of $11.9 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Credit Facility matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to the Credit Facility is variable and may be elected by us as: (i) the Secured Overnight Financing Rate ("SOFR") plus 10 basis points and an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.775%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of February 2, 2025, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.

Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of February 2, 2025, the aggregate amount outstanding under our letter of credit facilities was $0.6 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 16, 2024, we renewed two of our letter of credit facilities on substantially similar terms. Two of the letter of credit facilities totaling $30 million mature on August 18, 2025, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2026. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.

Note D: Income Taxes
The components of earnings before income taxes, by tax jurisdiction, are as follows:

	For the Fiscal Year Ended
(In thousands)	February 2, 2025	January 28, 2024	January 29, 2023
United States	$1,301,017	$1,154,160	$1,331,492
Foreign	184,715	119,195	169,190
Total	$1,485,732	$1,273,355	$1,500,682
The provision for income taxes consists of the following:

	For the Fiscal Year Ended
(In thousands)	February 2, 2025	January 28, 2024	January 29, 2023
Current
Federal	$276,201	$275,734	$299,015
State	64,834	54,903	71,120
Foreign	29,187	22,041	26,466
Total current	$370,222	$352,678	$396,601
Deferred
Federal	$(7,608)	$(30,632)	$(17,293)
State	(1,925)	686	(3,292)
Foreign	(208)	861	(3,238)
Total deferred	$(9,741)	$(29,085)	$(23,823)
Total provision	$360,481	$323,593	$372,778
In addition to U.S. tax law changes, a number of countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development (“OECD”) international tax framework, including the Pillar Two minimum tax regime. To mitigate the administrative burden for Multinational Enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor” (“Safe Harbor”). This Safe Harbor applies for fiscal years beginning on or before December 31, 2026, but not including a fiscal year that ends after June 30, 2028. Under the Safe Harbor, the top-up tax for such jurisdiction is deemed to be zero, provided that at least one of the Safe Harbor tests is met for the jurisdiction.
Of the regions in which we operate, Canada, United Kingdom, Australia, Netherlands, Italy, Portugal and Vietnam have implemented Pillar Two frameworks effective January 1, 2024. Our subsidiaries were not subject to Pillar Two minimum tax in fiscal 2024 under the Safe Harbor rules.

Pillar Two minimum tax will be treated as a period cost in future periods when it is applicable. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, and monitoring legislative developments by other countries, especially in the regions in which we operate.
A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	For the Fiscal Year Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State income tax rate	4.1	4.4	4.2
Officer’s compensation under Sec.162(m)	0.9	0.9	1.4
Change in uncertain tax positions	0.2	(0.5)	0.3
Deferred true up	—	0.2	0.1
Stock-based compensation	(1.1)	(0.3)	(1.7)
Foreign rate differential	(0.5)	(0.3)	(0.7)
Credits	(0.1)	—	(0.2)
Other	(0.2)	—	0.4
Total	24.3%	25.4%	24.8%

Significant components of our deferred income tax accounts are as follows:

	As of
(In thousands)	February 2, 2025	January 28, 2024
Deferred tax assets (liabilities)
Operating lease liabilities	$332,146	$357,266
Merchandise inventories	36,935	37,828
Compensation	28,832	25,658
Gift cards	24,515	23,929
Accrued liabilities	16,879	20,178
Stock-based compensation	13,822	10,593
Executive deferred compensation	12,204	11,061
State taxes	7,956	7,492
Loyalty rewards	2,972	3,232
State net operating loss	977	1,153
Operating lease right-of-use assets	(294,216)	(310,299)
Property and equipment	(34,254)	(44,622)
Deferred lease incentives	(23,452)	(29,638)
Other	(7,587)	(5,003)
Valuation allowance	(1,198)	(1,346)
Total deferred tax assets, net	$116,531	$107,482
We had net state operating loss carry-forwards as of February 2, 2025. A valuation allowance has been provided against certain state net operating loss carry-forwards, as we do not expect to fully utilize the losses in future years.

The following table summarizes the activity related to gross unrecognized tax benefits:

	For the Fiscal Year Ended
(In thousands)	February 2, 2025	January 28, 2024	January 29, 2023
Beginning balance	$31,582	$37,068	$33,612
Increases related to current year tax positions	5,119	4,966	8,169
Increases for tax positions for prior years	271	194	807
Decrease for tax positions for prior years	(558)	(1,170)	(2,237)
Settlements	(370)	—	—
Lapse in statute of limitations	(3,671)	(9,476)	(3,283)
Ending balance	$32,373	$31,582	$37,068
As of February 2, 2025, we had $32.4 million of gross unrecognized tax benefits, of which $26.3 million would, if recognized, affect the effective tax rate.
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of February 2, 2025 and January 28, 2024, accruals for the payment of interest and penalties totaled $6.7 million and $5.3 million, respectively.
Due to the potential resolution of tax issues, it is reasonably possible that the balance of gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $3.4 million.
We file income tax returns in the U.S. and foreign jurisdictions. We are subject to examination by the tax authorities in these jurisdictions. U.S. federal taxable years for which the statute of limitations has not expired are fiscal years 2021 to 2024. Substantially all material state, local and foreign jurisdictions’ statutes of limitations are closed for taxable years prior to 2020.

Note E: Leases
The components of our lease costs are as follows:

	For the Fiscal Year Ended
(In thousands)	February 2, 2025	January 28, 2024	January 29, 2023
Operating lease costs	$299,105	$296,779	$275,086
Variable lease costs	127,291	132,304	138,155
Total lease costs	$426,396	$429,083	$413,241
Sublease income and short-term lease costs were not material to us for fiscal 2024, fiscal 2023 and fiscal 2022.
Supplemental cash flow information related to our leases are as follows:

	For the Fiscal Year Ended
(In thousands)	February 2, 2025	January 28, 2024	January 29, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$325,650	$322,293	$296,053
Our net additions to right-of-use assets were approximately $209.4 million and $205.7 million in fiscal 2024 and fiscal 2023, respectively.
Additional information related to our leases is as follows:

	For the Fiscal Year Ended
	February 2, 2025	January 28, 2024
Weighted-average remaining lease term (years)	6.5	6.6
Weighted-average incremental borrowing rate	4.0%	3.8%
As of February 2, 2025, the future minimum lease payments under our operating lease liabilities are as follows:

(In thousands)
Fiscal 2025	$308,679
Fiscal 2026	275,247
Fiscal 2027	238,045
Fiscal 2028	197,498
Fiscal 2029	155,981
Fiscal 2030 and thereafter	395,275
Total lease payments	1,570,725
Less: interest	(223,410)
Total operating lease liabilities	1,347,315
Less: current operating lease liabilities	(234,180)
Total non-current operating lease liabilities	$1,113,135
We have also entered into agreements to lease additional retail spaces, which will commence in fiscal 2025. Accordingly, future minimum lease payments under these agreements are not included in the table above.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted-Average Shares	Earnings Per Share
Fiscal 2024
Basic	$1,125,251	126,242	$8.91
Effect of dilutive stock-based awards		1,799
Diluted	$1,125,251	128,041	$8.79
Fiscal 2023
Basic	$949,762	129,148	$7.35
Effect of dilutive stock-based awards		1,395
Diluted	$949,762	130,543	$7.28
Fiscal 2022
Basic	$1,127,904	136,042	$8.29
Effect of dilutive stock-based awards		2,157
Diluted	$1,127,904	138,199	$8.16
The effect of anti-dilutive stock-based awards was not material for fiscal 2024, fiscal 2023 and fiscal 2022.
Note G: Stock-Based Compensation
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of approximately 85.4 million shares. As of February 2, 2025, there were approximately 9.4 million shares available for future grant. Awards may be granted under the Plan to officers, associates and non-associate members of the Board of Directors of the Company or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
Stock Awards
Annual grants of stock awards are limited to two million shares on a per person basis. Stock awards granted to associates generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, disability, death, merger or a similar corporate event. Stock awards granted to non-associate Board of Directors members generally vest in one year. Non-associate Board of Directors members automatically receive stock awards on the date of their initial election to the Board of Directors and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-associate Board of Directors member).
Stock-Based Compensation Expense
During fiscal 2024, fiscal 2023 and fiscal 2022, we recognized total stock-based compensation expense, as a component of SG&A, of $99.0 million, $84.8 million and $90.3 million, respectively. As of February 2, 2025, there was $136.5 million of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted-average remaining service period of approximately 1.2 years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.
Restricted Stock Units
The following table summarizes our restricted stock unit activity during fiscal 2024:

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Term Remaining (Years)	Intrinsic Value [1]
Balance at January 28, 2024	3,025,186	$64.86
Granted	449,283	160.89
Granted, with vesting subject to performance conditions	153,452	156.52
Released [2]	(1,199,763)	59.64
Cancelled	(242,553)	73.30
Balance at February 2, 2025	2,185,605	$92.97	1.15	$461,971,000
Vested plus expected to vest at February 2, 2025 [3]	2,255,053	$94.31	1.14	$476,651,000
1Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $211.37).
2Excludes 200,852 incremental shares released due to achievement of performance conditions above target.
3Includes incremental shares above target for certain performance-based awards based on probable achievement of performance conditions.
The following table summarizes additional information about restricted stock units:

	For the Fiscal Year Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Weighted-average grant date fair value per share of awards granted	$159.77	$60.91	$78.87
Intrinsic value of awards released 1 2	$207,510,000	$118,417,000	$180,450,000
1Intrinsic value for releases is based on the market value on the date of release.
2Includes 200,852, 417,340 and 448,056 incremental shares released due to achievement of performance conditions above target in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Tax Benefit
We record excess tax benefits and deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the period in which they occur. During fiscal 2024, fiscal 2023 and fiscal 2022, the current tax benefit related to stock-based awards totaled $27.5 million, $16.6 million and $24.8 million, respectively.
Note H: Williams-Sonoma, Inc. 401(k) Plan and Other Associate Benefits
We have a defined contribution retirement plan, the Williams-Sonoma, Inc. 401(k) Plan (the “401(k) Plan”), which is intended to be qualified under Internal Revenue Code sections 401(a), 401(k), 401(m) and 4975(e)(7). The 401(k) Plan permits eligible associates to make salary deferral contributions up to 75% of their eligible compensation each pay period. Associates designate the funds in which their contributions are invested. Each participant may choose to have their salary deferral contributions and earnings thereon invested in one or more investment funds, including the Williams-Sonoma, Inc. Stock Fund.
Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those participants that are employed with us on June 30th or December 31st of the year in which the deferrals are made. Each participant starts earning matching contributions beginning the first calendar quarter following one year of service. All matching contributions become vested 100% after one year of service. Our contributions to the plan were $14.2 million, $13.6 million and $11.4 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/associate stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Internal Revenue Code section 414(l).
We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible associates to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of February 2, 2025 and January 28, 2024, $49.4 million and $44.9 million, respectively, is included in other long-term liabilities related to these deferred compensation obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $53.6 million and $45.9 million as of February 2, 2025 and January 28, 2024, respectively, and is included in other long-term assets, net.
Note I: Commitments and Contingencies
We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, have increased and continue to increase in number as our business expands and we grow as a company. We review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of these matters, it may not be possible to determine whether any loss is probable or to reasonably estimate the amount of the loss until the case is close to resolution, in which case no reserve is established until that time. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Consolidated Financial Statements when taken as a whole.
Note J: Stock Repurchase Programs and Dividends
Stock Repurchase Programs
During fiscal 2024, we repurchased 5,940,939 shares of our common stock at an average cost of $135.92 per share for an aggregate cost of $807.5 million, excluding excise taxes on stock repurchases (net of issuances) of $6.9 million. As of February 2, 2025, there was $192.5 million remaining under the $1.0 billion stock repurchase program we announced in March 2024. In September 2024, our Board of Directors authorized a new $1.0 billion stock repurchase program, which will become effective once the program we announced in March 2024 is fully utilized. As of February 2, 2025, the total stock repurchase authorization remaining under these programs was approximately $1.2 billion.
As of February 2, 2025, we held treasury stock of $0.4 million that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
During fiscal 2023, we repurchased 5,243,722 shares of our common stock at an average cost of $59.69 per share for an aggregate cost of $313.0 million, excluding excise taxes on stock repurchases (net of issuances) of $2.5 million. During fiscal 2022, we repurchased 12,847,286 shares of our common stock at an average cost of $68.50 per share for an aggregate cost of $880.0 million.
Stock repurchases under our programs may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
On July 9, 2024, we effected a 2-for-1 stock split of our common stock through a stock dividend. The prior cash dividends per share have been retroactively adjusted to reflect the stock split. See Note A for further information.

Total cash dividends declared in fiscal 2024, fiscal 2023 and fiscal 2022, were approximately $293.2 million, or $2.28 per common share, $236.8 million, or $1.80 per common share and $216.3 million, or $1.56 per common share, respectively. In March 2025, we announced that our Board of Directors authorized a 16% increase in our quarterly cash dividend, from $0.57 to $0.66 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.
Note K: Segment Reporting
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
Our single reportable segment derives revenues from sales of merchandise through our e-commerce websites, retail stores and direct-mail catalogs, and includes shipping fees received from customers for delivery of merchandise to their homes. The accounting policies of our single reportable segment are described in the Summary of Significant Accounting Policies within Note A.
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. The CODM assesses performance for our single reportable segment and decides how to allocate resources based on operating income, which is reported on the Consolidated Statements of Earnings. Segment balance sheet information is not regularly provided to the CODM. The CODM uses operating income to decide whether to reinvest profits into the our operating segments or allocate to other purposes, such as for repurchases of common stock, payment of dividends or acquisitions.
Operating income is used to monitor budget versus actual results. The CODM also uses operating income in competitive analysis by benchmarking to our peers. The competitive analysis, along with the monitoring of budget versus actual results, are used in assessing performance of the segment.
The following table summarizes reported net revenues, significant segment expenses, operating income and earnings before income taxes for fiscal 2024, fiscal 2023 and fiscal 2022:

	For the Fiscal Year Ended
(In thousands)	February 2, 2025	January 28, 2024	January 29, 2023
Net revenues	$7,711,541	$7,750,652	$8,674,417
Less:
Cost of merchandise and shipping	3,336,102	3,632,761	4,211,259
Occupancy, excluding depreciation	567,602	584,469	574,705
Employment	1,227,305	1,167,024	1,217,189
Advertising	567,723	502,245	581,063
Other segment items [1]	354,914	389,938	381,033
Depreciation and amortization expense	227,712	230,022	210,747
Operating income	$1,430,184	$1,244,193	$1,498,422
Interest income, net	55,548	29,162	2,260
Earnings before income taxes	$1,485,732	$1,273,355	$1,500,682
1Other segment items within operating income include general expenses, which consist primarily of credit card fees, data processing expenses and administrative expenses.

The following table summarizes our net revenues by brand for fiscal 2024, fiscal 2023 and fiscal 2022:

	For the Fiscal Year Ended [1]
(In thousands)	February 2, 2025	January 28, 2024	January 29, 2023
Pottery Barn	$3,039,939	$3,206,167	$3,555,521
West Elm	1,840,582	1,854,811	2,278,131
Williams Sonoma	1,302,821	1,260,045	1,286,651
Pottery Barn Kids and Teen	1,107,057	1,060,470	1,132,937
Other [2]	421,142	369,159	421,177
Total [3]	$7,711,541	$7,750,652	$8,674,417
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations, Mark and Graham, and GreenRow.
3Includes net revenues related to our international operations (including our operations in Canada, Australia and the United Kingdom and our franchise businesses) of approximately $336.3 million, $328.9 million and $407.9 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Long-lived assets by geographic location, which excludes deferred income taxes, goodwill and intangible assets, are as follows:

(In thousands)	February 2, 2025	January 28, 2024
U.S.	$2,268,691	$2,273,905
International	68,425	79,720
Total	$2,337,116	$2,353,625

Note L: Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established by Accounting Standards Codification 820, Fair Value Measurement, which defines three levels of inputs that may be used to measure fair value, as follows:
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
There were no transfers between Level 1, 2 or 3 categories during fiscal 2024 or fiscal 2023.

Note M: Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 30, 2022	$(10,886)	$58	$(10,828)
Foreign currency translation adjustments	(3,572)	—	(3,572)
Change in fair value of derivative financial instruments	—	932	932
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(341)	(341)
Other comprehensive income (loss)	(3,572)	591	(2,981)
Balance at January 29, 2023	(14,458)	649	(13,809)
Foreign currency translation adjustments	(999)	—	(999)
Change in fair value of derivative financial instruments	—	160	160
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(904)	(904)
Other comprehensive income (loss)	(999)	(744)	(1,743)
Balance at January 28, 2024	(15,457)	(95)	(15,552)
Foreign currency translation adjustments	(6,136)	—	(6,136)
Change in fair value of derivative financial instruments	—	1	1
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	94	94
Other comprehensive income (loss)	(6,136)	95	(6,041)
Balance at February 2, 2025	$(21,593)	$—	$(21,593)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Williams-Sonoma, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the "Company") as of February 2, 2025 and January 28, 2024, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended February 2, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2025 and January 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Controls Over Financial Reporting". Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Impairment for Store-level Long-lived Assets — Refer to Note A and L to the financial statements.
Critical Audit Matter Description
The Company performs an analysis of the carrying value of store-level long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. The Company’s evaluation of long-lived assets is primarily at the individual store level and involves the comparison of a store’s estimated future undiscounted cash flows over its remaining lease term to its carrying value. Impairment may result when the carrying value of the assets or asset group exceeds the estimated undiscounted future cash flows.
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
March 26, 2025

We have served as the Company's auditor since 1980.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of February 2, 2025, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of February 2, 2025, our internal control over financial reporting is effective.
Our independent registered public accounting firm audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting. Their audit report appears on pages 68 through 69 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Immaterial Correction of Interim Condensed Consolidated Financial Statements
In connection with our fiscal year-end close process, we identified that we did not timely record shrink losses for certain inventories not ultimately received, which also impacted our bonus accrual, in the first three quarters of fiscal 2024. Therefore, our previously issued interim financial statements for the first three quarters of fiscal 2024 did not reflect these adjustments. We have properly accounted for this matter in our fiscal 2024 annual Consolidated Financial Statements included in this Form 10-K.
Management evaluated the materiality of the above items based on an analysis of quantitative and qualitative factors and concluded they were not material to the interim periods of fiscal 2024, individually or in aggregate. As a result, we plan to prospectively correct the relevant prior period Condensed Consolidated Financial Statements and related footnotes for these items in future filings.
The following tables reflect the effects of the correction on all affected line items of our previously reported Condensed Consolidated Statements of Earnings to be presented as comparative in the Forms 10-Q in fiscal 2025, a 52-week year, ending on February 1, 2026:

	For the Thirteen Weeks Ended
(Unaudited)	April 28, 2024
(In thousands, except per share amounts)	As previously reported	Adjustments	As corrected
Cost of goods sold	$857,833	$7,347	$865,180
Gross profit	802,515	(7,347)	795,168
Selling, general and administrative expenses	478,687	(631)	478,056
Operating income	323,828	(6,716)	317,112
Earnings before income taxes	339,881	(6,716)	333,165
Income taxes	74,215	(1,466)	72,749
Net earnings	$265,666	$(5,250)	$260,416

Basic earnings per share	$2.07	$(0.04)	$2.03
Diluted earnings per share	$2.03	$(0.04)	$1.99

	For the Thirteen Weeks Ended			For the Twenty-six Weeks Ended
(Unaudited)	July 28, 2024			July 28, 2024
(In thousands, except per share amounts)	As previously reported	Adjustments	As corrected	As previously reported	Adjustments	As corrected
Cost of goods sold	$961,981	$22,386	$984,367	$1,819,814	$29,733	$1,849,547
Gross profit	826,326	(22,386)	803,940	1,628,841	(29,733)	1,599,108
Selling, general and administrative expenses	536,410	(10,370)	526,040	1,015,097	(11,001)	1,004,096
Operating income	289,916	(12,016)	277,900	613,744	(18,732)	595,012
Earnings before income taxes	305,124	(12,016)	293,108	645,005	(18,732)	626,273
Income taxes	79,379	(3,126)	76,253	153,594	(4,592)	149,002
Net earnings	$225,745	$(8,890)	$216,855	$491,411	$(14,140)	$477,271

Basic earnings per share	$1.76	$(0.07)	$1.69	$3.83	$(0.11)	$3.72
Diluted earnings per share	$1.74	$(0.07)	$1.67	$3.78	$(0.11)	$3.67

	For the Thirteen Weeks Ended			For the Thirty-nine Weeks Ended
(Unaudited)	October 27, 2024			October 27, 2024
(In thousands, except per share amounts)	As previously reported	Adjustments	As corrected	As previously reported	Adjustments	As corrected
Cost of goods sold	$958,953	$24,149	$983,102	$2,778,767	$53,882	$2,832,649
Gross profit	841,715	(24,149)	817,566	2,470,556	(53,882)	2,416,674
Selling, general and administrative expenses	521,072	(8,537)	512,535	1,536,169	(19,538)	1,516,631
Operating income	320,643	(15,612)	305,031	934,387	(34,344)	900,043
Earnings before income taxes	332,445	(15,612)	316,833	977,450	(34,344)	943,106
Income taxes	83,492	(3,921)	79,571	237,086	(8,513)	228,573
Net earnings	$248,953	$(11,691)	$237,262	$740,364	$(25,831)	$714,533

Basic earnings per share	$1.99	$(0.10)	$1.89	$5.81	$(0.20)	$5.61
Diluted earnings per share	$1.96	$(0.09)	$1.87	$5.74	$(0.20)	$5.54
Insider Adoption or Termination of Trading Arrangements
During the fourth quarter of fiscal 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Adoption of Management Retention Plan
On March 21, 2025, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted the Amended and Restated 2012 EVP Level Management Retention Plan (the “MRP”). The terms of the MRP are substantially identical to the terms of the Company’s 2012 EVP Level Management Retention Plan adopted on November 1, 2012 and last amended and restated effective March 24, 2022 by the Company’s

Compensation Committee, which terms were described in the Company’s Current Report on Form 8-K as filed with the Commission on November 7, 2012.
Amendment to 2021 Incentive Bonus Plan
On March 21, 2025, the Compensation Committee amended and restated the Company’s 2021 Incentive Bonus Plan (the “Amended 2021 Bonus Plan”), previously adopted on March 16, 2021. Pursuant to the Amended 2021 Bonus Plan, the per award period maximum award available to any participant has been increased from $10,000,000 to $12,500,000. No other changes were made to the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Audit and Finance Committee Report,” “Corporate Governance — Corporate Governance Guidelines and Code of Business Conduct and Ethics,” “Corporate Governance — Audit and Finance Committee,” “Compensation Discussion and Analysis — Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information,” and “Compensation Discussion and Analysis — Prohibition of Insider Trading, Hedging and Pledging Company Stock” in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after February 2, 2025 (the “Proxy Statement”). With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID #34), is incorporated by reference herein to information under the headings “Audit and Finance Committee Report” and “Proposal 3 — Ratification of the Selection of Independent Registered Public Accounting Firm — Deloitte Fees and Services” in our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements:
		The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this Annual Report on Form 10-K pursuant to Item 8:
			PAGE
		Consolidated Statements of Earnings	46
		Consolidated Statements of Comprehensive Income	46
		Consolidated Balance Sheets	47
		Consolidated Statements of Stockholders’ Equity	48
		Consolidated Statements of Cash Flows	49
		Notes to Consolidated Financial Statements	50
		Report of Independent Registered Public Accounting Firm	68
(a)	(2)	Financial Statement Schedules: Schedules have been omitted because they are not required, are not applicable, or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.
(a)	(3)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)		Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(c)		Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

Exhibit Index

CERTIFICATE OF INCORPORATION AND BYLAWS

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, effective May 29, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 31, 2024, File No. 001-14077)

3.3
Amended and Restated Bylaws, effective September 25, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2024, File No. 001-14077)

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

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

10.10+*	Williams-Sonoma, Inc. Director Compensation Policy

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

10.17+
Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.18+
Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.19+
Amended and Restated 2012 EVP Level Management Retention Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022 as filed with the Commission on March 28, 2022, File No. 001-14077)

OTHER AGREEMENTS

10.20+
Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

19.1*	Williams-Sonoma, Inc. Insider Trading Policy

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

97.1+
Williams-Sonoma, Inc. Compensation Recovery Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2024 as filed with the Commission on March 20, 2024, File No. 001-14077)

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

101*
The following financial statements from the Company’s Annual Report on Form
10-K for the fiscal year ended February 2, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

WILLIAMS-SONOMA, INC.

Date: March 26, 2025	By	/S/ LAURA ALBER
Laura Alber
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2025	/s/ SCOTT DAHNKE
Scott Dahnke
Chairman of the Board of Directors

Date: March 26, 2025	/s/ LAURA ALBER
Laura Alber
Chief Executive Officer and Director
(principal executive officer)

Date: March 26, 2025	/s/ JEFFREY E. HOWIE
Jeffrey E. Howie
Chief Financial Officer
(principal financial officer)

Date: March 26, 2025	/s/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(principal accounting officer)

Date: March 26, 2025	/s/ ESI EGGLESTON BRACEY
Esi Eggleston Bracey
Director

Date: March 26, 2025	/s/ ANDREW CAMPION
Andrew Campion
Director

Date: March 26, 2025	/s/ ANNE FINUCANE
Anne Finucane
Director

Date: March 26, 2025	/s/ ARIANNA HUFFINGTON
Arianna Huffington
Director

Date: March 26, 2025	/s/ WILLIAM READY
William Ready
Director

Date: March 26, 2025	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Director