Form 10-Q
period 2025-05-04
WILLIAMS SONOMA INC
filed 2025-05-28
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2025.
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
Yes ☐ No ☒
As of May 25, 2025, 122,998,061 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 4, 2025

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands, except per share amounts)	May 4, 2025	April 28, 2024
Net revenues	$1,730,113	$1,660,348
Cost of goods sold	964,304	865,180
Gross profit	765,809	795,168
Selling, general and administrative expenses	475,096	478,056
Operating income	290,713	317,112
Interest income, net	9,533	16,053
Earnings before income taxes	300,246	333,165
Income taxes	68,983	72,749
Net earnings	$231,263	$260,416
Basic earnings per share	$1.88	$2.03
Diluted earnings per share	$1.85	$1.99
Shares used in calculation of earnings per share:
Basic	123,108	128,412
Diluted	124,789	130,629

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands)	May 4, 2025	April 28, 2024
Net earnings	$231,263	$260,416
Other comprehensive income (loss):
Foreign currency translation adjustments	5,170	(1,342)
Change in fair value of derivative financial instruments, net of tax	—	1
Comprehensive income	$236,433	$259,075

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	May 4, 2025	February 2, 2025	April 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,047,181	$1,212,977	$1,254,786
Accounts receivable, net	122,773	117,678	115,215
Merchandise inventories, net	1,335,356	1,332,429	1,211,091
Prepaid expenses	69,442	66,914	62,752
Other current assets	22,570	24,611	22,787
Total current assets	2,597,322	2,754,609	2,666,631
Property and equipment, net	1,031,990	1,033,934	990,166
Operating lease right-of-use assets	1,198,440	1,177,805	1,187,777
Deferred income taxes, net	112,366	120,657	102,203
Goodwill	77,347	77,260	77,292
Other long-term assets, net	139,850	137,342	128,563
Total assets	$5,157,315	$5,301,607	$5,152,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$553,655	$645,667	$502,136
Accrued expenses	146,692	286,033	153,462
Gift card and other deferred revenue	589,432	584,791	596,340
Income taxes payable	112,390	67,696	147,360
Operating lease liabilities	229,070	234,180	229,555
Other current liabilities	90,604	93,607	90,007
Total current liabilities	1,721,843	1,911,974	1,718,860
Long-term operating lease liabilities	1,139,745	1,113,135	1,112,329
Other long-term liabilities	134,451	134,079	117,135
Total liabilities	2,996,039	3,159,188	2,948,324
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 122,994, 123,125 and 128,675 shares issued and outstanding at May 4, 2025, February 2, 2025 and April 28, 2024, respectively	1,231	1,232	1,288
Additional paid-in capital	524,405	571,585	521,189
Retained earnings	1,654,078	1,591,630	1,699,159
Accumulated other comprehensive loss	(16,423)	(21,593)	(16,893)
Treasury stock, at cost: 14, 4 and 4 shares as of May 4, 2025, February 2, 2025 and April 28, 2024, respectively	(2,015)	(435)	(435)
Total stockholders’ equity	2,161,276	2,142,419	2,204,308
Total liabilities and stockholders’ equity	$5,157,315	$5,301,607	$5,152,632

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at February 2, 2025	123,125	$1,232	$571,585	$1,591,630	$(21,593)	$(435)	$2,142,419
Net earnings	—	—	—	231,263	—	—	231,263
Foreign currency translation adjustments	—	—	—	—	5,170	—	5,170
Release of stock-based awards [1]	468	5	(65,071)	—	—	(290)	(65,356)
Repurchases of common stock [2]	(599)	(6)	(1,864)	(86,329)	—	(1,911)	(90,110)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(448)	(173)	—	621	—
Stock-based compensation expense	—	—	20,203	—	—	—	20,203
Dividends declared	—	—	—	(82,313)	—	—	(82,313)
Balance at May 4, 2025	122,994	$1,231	$524,405	$1,654,078	$(16,423)	$(2,015)	$2,161,276
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $0.1 million as of May 4, 2025, which is recorded in retained earnings.
See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 28, 2024	128,301	$1,284	$587,960	$1,555,595	$(15,552)	$(1,426)	$2,127,861
Net earnings	—	—	—	260,416	—	—	260,416
Foreign currency translation adjustments	—	—	—	—	(1,342)	—	(1,342)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1	—	1
Release of stock-based awards [1]	687	6	(86,787)	—	—	(227)	(87,008)
Repurchases of common stock	(313)	(2)	(957)	(42,822)	—	—	(43,781)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(1,218)	—	—	1,218	—
Stock-based compensation expense	—	—	22,191	—	—	—	22,191
Dividends declared	—	—	—	(74,030)	—	—	(74,030)
Balance at April 28, 2024	128,675	$1,288	$521,189	$1,699,159	$(16,893)	$(435)	$2,204,308

1Amounts are shown net of shares withheld for employee taxes.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands)	May 4, 2025	April 28, 2024
Cash flows from operating activities:
Net earnings	$231,263	$260,416
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	56,404	56,996
Loss on disposal/impairment of assets	732	1,264
Non-cash lease expense	60,484	66,821
Deferred income taxes	(1,559)	(538)
Tax benefit related to stock-based awards	10,647	9,347
Stock-based compensation expense	20,390	22,975
Other	(637)	(1,252)
Changes in:
Accounts receivable	(4,919)	7,666
Merchandise inventories	(689)	34,968
Prepaid expenses and other assets	(2,956)	(2,816)
Accounts payable	(96,022)	(116,731)
Accrued expenses and other liabilities	(139,206)	(114,889)
Gift card and other deferred revenue	4,173	22,592
Operating lease liabilities	(63,850)	(70,838)
Income taxes payable	44,694	50,807
Net cash provided by operating activities	118,949	226,788
Cash flows from investing activities:
Purchases of property and equipment	(58,250)	(39,513)
Other	21	31
Net cash used in investing activities	(58,229)	(39,482)
Cash flows from financing activities:
Repurchases of common stock	(89,971)	(43,781)
Payment of dividends	(74,667)	(62,862)
Tax withholdings related to stock-based awards	(65,357)	(87,008)
Net cash used in financing activities	(229,995)	(193,651)
Effect of exchange rates on cash and cash equivalents	3,479	(876)
Net decrease in cash and cash equivalents	(165,796)	(7,221)
Cash and cash equivalents at beginning of period	1,212,977	1,262,007
Cash and cash equivalents at end of period	$1,047,181	$1,254,786

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“Company,” “we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of May 4, 2025, February 2, 2025 and April 28, 2024, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen weeks then ended and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of February 2, 2025, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
The Company's fiscal year ends on the Sunday closest to January 31. All references to “fiscal 2025” represent the 52-week fiscal year that will end on February 1, 2026 and all references to “fiscal 2024” represent the 53-week fiscal year that ended February 2, 2025.
The results of operations for the thirteen weeks ended May 4, 2025 are not necessarily indicative of the operating results of the full year.
Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
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
Out-of-Period Freight Adjustment in First Quarter of Fiscal 2024
Subsequent to the filing of our fiscal 2023 Form 10-K, in April 2024, we determined that we over-recognized freight expense in fiscal 2021, 2022 and 2023 for a cumulative amount of $49.0 million. We evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. We then evaluated whether the cumulative amount of the over-accrual was material to our projected fiscal 2024 results, and determined the cumulative amount was not material. Therefore, the Condensed Consolidated Financial Statements for fiscal 2024 include an out-of-period adjustment of $49.0 million, recorded in the first quarter of fiscal 2024, to reduce cost of goods sold and accounts payable, which corrected the cumulative error on the Consolidated Balance Sheet as of January 28, 2024.

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The improvements in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and ASU 2025-01, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation and amortization. This ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.

NOTE B. BORROWING ARRANGEMENTS
Credit Facility
We have a credit facility (the “Credit Facility”) which provides for a $500 million unsecured revolving line of credit. Our Credit Facility may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Credit Facility by up to $250 million to provide for a total of up to $750 million of unsecured revolving credit.
During the thirteen weeks ended May 4, 2025 and April 28, 2024, we had no borrowings under our Credit Facility. Additionally, as of May 4, 2025, issued but undrawn standby letters of credit of $11.9 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Credit Facility matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to the Credit Facility is variable and may be elected by us as: (i) the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points and an applicable margin based on our leverage ratio, ranging from 0.91% to 1.775% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.775%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of May 4, 2025, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of May 4, 2025, the aggregate amount outstanding under our letter of credit facilities was $0.7 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. Two of our letter of credit facilities mature on August 18, 2025, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2026. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 85.4 million shares. As of May 4, 2025, there were approximately 7.7 million shares available for future grant. Awards may be granted under our Plan to officers, associates and non-associate members of the Board of Directors of the Company or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
Stock-Based Compensation Expense
During the thirteen weeks ended May 4, 2025 and April 28, 2024, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses ("SG&A") of $20.4 million and $23.0 million, respectively.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended May 4, 2025
Basic	$231,263	123,108	$1.88
Effect of dilutive stock-based awards		1,681
Diluted	$231,263	124,789	$1.85
Thirteen weeks ended April 28, 2024
Basic	$260,416	128,412	$2.03
Effect of dilutive stock-based awards		2,217
Diluted	$260,416	130,629	$1.99
The effect of anti-dilutive stock-based awards was not material for the thirteen weeks ended May 4, 2025 and April 28, 2024.
NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
Our single reportable segment derives revenues from sales of merchandise through our e-commerce websites, retail stores and direct-mail catalogs, and includes shipping fees received from customers for delivery of merchandise to their homes. The accounting policies of our single reportable segment are described in the Summary of Significant Accounting Policies within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. The CODM assesses performance for our single reportable segment and decides how to allocate resources based on operating income, which is reported on the Condensed Consolidated Statements of Earnings. Segment balance sheet information is not regularly provided to the CODM. The CODM uses operating income to decide whether to reinvest profits into our operating segments or allocate to other purposes, such as for repurchases of common stock, payment of dividends or acquisitions.
Operating income is used to monitor budget versus actual results. The CODM also uses operating income in competitive analysis by benchmarking to our peers. The competitive analysis, along with the monitoring of budget versus actual results, is used in assessing performance of the segment.
The following table summarizes reported net revenues, significant segment expenses, operating income and earnings before income taxes for the thirteen weeks ended May 4, 2025 and April 28, 2024.

	For the Thirteen Weeks Ended
(In thousands)	May 4, 2025	April 28, 2024
Net revenues	$1,730,113	$1,660,348
Less:
Cost of merchandise and shipping	766,635	669,025
Occupancy, excluding depreciation	141,829	139,772
Employment	270,430	269,087
Advertising	117,750	123,250
Other segment items [1]	86,877	85,719
Depreciation and amortization expense	55,879	56,383
Operating income	290,713	317,112
Interest income, net	9,533	16,053
Earnings before income taxes	$300,246	$333,165
1Other segment items within operating income include general expenses, which consist primarily of credit card fees, data processing expenses and administrative expenses.

The following table summarizes our net revenues by brand for the thirteen weeks ended May 4, 2025 and April 28, 2024.

	For the Thirteen Weeks Ended [1]
(In thousands)	May 4, 2025	April 28, 2024
Pottery Barn	$695,092	$677,335
West Elm	437,085	430,309
Williams Sonoma	257,493	238,239
Pottery Barn Kids and Teen	229,716	221,802
Other [2]	110,727	92,663
Total [3]	$1,730,113	$1,660,348
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations, Mark and Graham, and GreenRow.
3Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom, and our franchise businesses) of approximately $77.8 million and $73.5 million for the thirteen weeks ended May 4, 2025 and April 28, 2024, respectively.

Long-lived assets by geographic location, which excludes deferred income taxes, goodwill, and intangible assets, are as follows:

	As of
(In thousands)	May 4, 2025	February 2, 2025	April 28, 2024
U.S.	$2,289,438	$2,268,691	$2,219,749
International	68,021	68,425	74,189
Total	$2,357,459	$2,337,116	$2,293,938
NOTE F. COMMITMENTS AND CONTINGENCIES
We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, have increased and continue to increase in number as our business expands and we grow as a company. We review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of these matters, it may not be possible to determine whether any loss is probable or to reasonably estimate the amount of the loss until the case is close to resolution, in which case no reserve is established until that time. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Condensed Consolidated Financial Statements when taken as a whole.

NOTE G. STOCK REPURCHASE PROGRAMS AND DIVIDENDS
Stock Repurchase Programs
During the thirteen weeks ended May 4, 2025, we repurchased 599,191 shares of our common stock at an average cost of $150.15 per share for an aggregate cost of $90.0 million, excluding excise taxes on stock repurchases (net of issuances) of $0.1 million. As of May 4, 2025, there was $102.6 million remaining under the $1.0 billion stock repurchase program we announced in March 2024. In September 2024, our Board of Directors authorized a new $1.0 billion stock repurchase program, which will become effective once the program we announced in March 2024 is fully utilized. As of May 4, 2025, the total stock repurchase authorization remaining under these programs was approximately $1.1 billion.
During the thirteen weeks ended April 28, 2024, we repurchased 313,798 shares of our common stock at an average cost of $139.52 per share for an aggregate cost of $43.8 million, excluding excise taxes on stock repurchases (net of issuances).
As of May 4, 2025, February 2, 2025 and April 28, 2024, we held treasury stock of $2.0 million, $0.4 million and $0.4 million, respectively, that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
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
In March 2025, our Board of Directors authorized a 16% increase in our quarterly cash dividend, from $0.57 to $0.66 per common share, subject to capital availability. We declared cash dividends of $0.66 and $0.57 per common share during the thirteen weeks ended May 4, 2025 and April 28, 2024, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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
During the thirteen weeks ended May 4, 2025 and April 28, 2024, no impairment charges were recognized.
There were no transfers in and out of Level 3 categories during the thirteen weeks ended May 4, 2025 and April 28, 2024.
NOTE I. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 2, 2025	$(21,593)	$—	$(21,593)
Foreign currency translation adjustments	5,170	—	5,170
Other comprehensive income (loss)	5,170	—	5,170
Balance at May 4, 2025	$(16,423)	$—	$(16,423)

Balance at January 28, 2024	$(15,457)	$(95)	$(15,552)
Foreign currency translation adjustments	(1,342)	—	(1,342)
Change in fair value of derivative financial instruments	—	1	1
Other comprehensive income (loss)	(1,342)	1	(1,341)
Balance at April 28, 2024	$(16,799)	$(94)	$(16,893)

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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of May 4, 2025, February 2, 2025 and April 28, 2024, we recorded a liability for expected sales returns of approximately $36.2 million, $42.7 million and $38.6 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $10.1 million, $12.1 million and $10.6 million, respectively, within other current assets in our Condensed Consolidated Balance Sheets.
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
As of May 4, 2025, February 2, 2025 and April 28, 2024, we had recorded $589.4 million, $584.8 million and $596.3 million, respectively, for gift card and other deferred revenue within current liabilities in our Condensed Consolidated Balance Sheets.

NOTE K. IMMATERIAL CORRECTION OF 2024 INTERIM PERIOD CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with our fiscal 2024 year-end close process, we identified that we did not timely record shrink losses for certain inventories not ultimately received, which also impacted our bonus accrual, in the first three quarters of fiscal 2024. Therefore, our previously issued interim financial statements for the first three quarters of fiscal 2024 did not reflect these adjustments. We properly accounted for this matter in our fiscal 2024 annual Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
Management evaluated the materiality of the above items based on an analysis of quantitative and qualitative factors and concluded they were not material to the interim periods of fiscal 2024, individually or in aggregate. The following tables reflect the effects of the correction on all affected line items of our previously reported Condensed Consolidated Financial Statements for the thirteen weeks ended April 28, 2024.

Condensed Consolidated Statement of Earnings (unaudited)

	For the Thirteen Weeks Ended April 28, 2024
(In thousands, except per share amounts)	As Previously Reported	Adjustments	As Corrected
Cost of goods sold	$857,833	$7,347	$865,180
Gross profit	802,515	(7,347)	795,168
Selling, general and administrative expenses	478,687	(631)	478,056
Operating income	323,828	(6,716)	317,112
Earnings before income taxes	339,881	(6,716)	333,165
Income taxes	74,215	(1,466)	72,749
Net earnings	$265,666	$(5,250)	$260,416

Basic earnings per share	$2.07	$(0.04)	$2.03
Diluted earnings per share	$2.03	$(0.04)	$1.99

Condensed Consolidated Statement of Comprehensive Income (unaudited)

	For the Thirteen Weeks Ended April 28, 2024
(In thousands)	As Previously Reported	Adjustments	As Corrected
Net earnings	$265,666	$(5,250)	$260,416
Comprehensive income	$264,325	$(5,250)	$259,075

Condensed Consolidated Balance Sheet (unaudited)

	As of April 28, 2024
(In thousands)	As Previously Reported	Adjustments	As Corrected
Merchandise inventories, net	$1,218,438	$(7,347)	$1,211,091
Total current assets	2,673,978	(7,347)	2,666,631
Total assets	5,159,979	(7,347)	5,152,632

Accrued expenses	154,093	(631)	153,462
Income taxes payable	148,826	(1,466)	147,360
Total current liabilities	1,720,957	(2,097)	1,718,860
Total liabilities	2,950,421	(2,097)	2,948,324

Retained earnings	1,704,409	(5,250)	1,699,159
Total stockholders’ equity	2,209,558	(5,250)	2,204,308
Total liabilities and stockholders’ equity	$5,159,979	$(7,347)	$5,152,632

Condensed Consolidated Statement of Stockholders' Equity (unaudited)

	Retained Earnings	Total Stockholders’ Equity
(In thousands)
As Previously Reported
Balance at January 28, 2024	$1,555,595	$2,127,861
Net earnings	265,666	265,666
Balance at April 28, 2024	1,704,409	2,209,558
Adjustments
Net earnings	(5,250)	(5,250)
Balance at April 28, 2024	(5,250)	(5,250)
As Corrected
Balance at January 28, 2024	1,555,595	2,127,861
Net earnings	260,416	260,416
Balance at April 28, 2024	$1,699,159	$2,204,308

Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Thirteen Weeks Ended April 28, 2024
(In thousands)	As Previously Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net earnings	$265,666	$(5,250)	$260,416
Changes in:
Merchandise inventories	27,621	7,347	34,968
Accrued expenses and other liabilities	(114,258)	(631)	(114,889)
Income taxes payable	52,273	(1,466)	50,807
Net cash provided by operating activities	$226,788	$—	$226,788

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our ability to provide sustainable products at competitive prices; changes in U.S. (federal, state and local) and international tax laws and trade policies and regulations; the impact of current and potential future tariffs and our ability to mitigate such impacts; the complementary nature of our e-commerce and retail channels; the plans, strategies, initiatives and objectives of management for future operations; our ability to execute strategic priorities and growth initiatives, including those regarding digital leadership, product and technology innovation, cross-brand initiatives, retail transformation and operational excellence; the strength of our business and our brands; our marketing efforts; our ability to provide world-class customer service via supply chain improvements from reduced out-of-market and multiple shipments, fewer customer accommodations, lower returns and damages, and reduced replacements; our belief that our key differentiators, growth strategies and the efficiencies of our operating model will allow us to reduce costs and manage inventory levels in both the short- and long-term; competition from companies with concepts or products similar to ours; our beliefs about our competitive advantages and areas of potential future growth in the market; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our ability to protect our intellectual property rights; our ability to comply with the laws, rules and regulations of the U.S. and multiple foreign jurisdictions in which we operate; the impact of general economic conditions, inflationary pressures, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, outbreaks of disease, adverse weather, availability of consumer credit, consumer debt levels, conditions in the housing market, elevated interest rates, sales tax rates and rate increases, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security; the impact of periods of decreased home and home furnishing purchases; our ability to grow our business-to-business division and the challenges we may face executing such growth; our ability to anticipate consumer preferences and buying trends overall and as they apply to specific brands; dependence on timely introduction and customer acceptance of our merchandise; effective inventory management; timely and effective sourcing of merchandise from our foreign and domestic suppliers and delivery of merchandise through our supply chain to our stores and customers; factors, including but not limited to fuel costs, labor disputes, union organizing activity, geopolitical instability, acts of terrorism and war, that can affect the global supply chain, including our third-party providers; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our ability to improve our systems and processes; changes to our information technology infrastructure; shortages of raw materials used to make our products; uncertainties in e-marketing, infrastructure and regulation; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; multi-channel and multi-brand complexities; delays in store openings; our brands, products and related initiatives, including our ability to introduce new products, product lines, brands, and brand extensions, and bring in new customers; our belief in the ultimate resolution of current legal proceedings; challenges associated with our increasing global presence; our global business and expansion efforts, including franchise, other third-party arrangements and company-owned operations; adherence by our suppliers to our global compliance program and quality control standards; the effects of fluctuations in foreign currency rates and the impact of our hedging against such risks; dependence on external funding sources for operating capital; our compliance with financial covenants; disruptions in the financial markets; our ability to control employment, occupancy, supply chain, product, transportation and other operating costs; the adequacy of our insurance coverage; our stock repurchase programs; payment of dividends; the impact of new accounting pronouncements; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations; our belief regarding the effects of potential losses under our indemnification obligations; the effects of changes in our inventory reserves; our ability to deliver organic, core-brand growth; growth from our emerging brands; our ability to drive long-term sustainable returns; our capital allocation strategy in fiscal 2025; our planned use of cash in fiscal 2025; projections of earnings, revenues, growth and other financial items; and other risks and uncertainties, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the fiscal year ended February 2, 2025, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW
Williams-Sonoma, Inc., (the “Company”, “we”, or “us”) is a specialty retailer of high-quality products for the home. We are the world’s largest digital-first, design-led and sustainable home retailer. Our brands – Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow – represent distinct merchandise strategies that are marketed through e-commerce, direct-mail catalogs and retail stores. These brands collectively support The Key Rewards, our loyalty and credit card program that offers members exclusive benefits. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as e-commerce websites in certain locations.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 4, 2025 (“first quarter of fiscal 2025”), as compared to the thirteen weeks ended April 28, 2024 (“first quarter of fiscal 2024”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
First Quarter of Fiscal 2025 Financial Results
Net revenues in the first quarter of fiscal 2025 increased $69.8 million or 4.2%, with company comparable brand revenue (“company comp”) growth of 3.4%. This increase was driven by strong non-furniture sales, an improvement in furniture sales and effective collaborations.
In the first quarter of fiscal 2025, Pottery Barn, our largest brand, saw comparable brand revenue (“brand comp”) growth of 2.0% driven by our seasonal assortments, innovative product lines contributing to furniture growth and effective collaborations. The Pottery Barn Kids and Teen brands saw brand comp growth of 3.8% in the first quarter of fiscal 2025 driven by strength in collaborations as well as new product introductions in our dorm and baby offerings.
West Elm saw brand comp growth of 0.2% in the first quarter of fiscal 2025, driven by strength in non-furniture categories, including kids, bath, lighting and textiles as well as new product introductions and collaborations.
The Williams Sonoma brand saw brand comp growth of 7.3% in the first quarter of fiscal 2025 with strength in the brand's kitchen business driven by cookware, housewares and entertaining categories as well as improvement in the brand's home business driven by textiles, bedding and certain furniture categories.
Finally, our emerging brands, Rejuvenation, Mark and Graham, and GreenRow, delivered double-digit brand comp growth on a combined basis.
For the first quarter of fiscal 2025, diluted earnings per share was $1.85, compared to $1.99 in the first quarter of fiscal 2024 (which included the benefit from the out-of-period freight adjustment of $0.29 per share).
As of May 4, 2025, we had $1.0 billion in cash and cash equivalents and generated operating cash flow of $118.9 million in the first quarter of fiscal 2025. In addition to our cash balance, we also ended the first quarter of fiscal 2025 with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of the business, invest $58.3 million in capital expenditures and return $164.6 million through stock repurchases and dividends to stockholders in the first quarter of fiscal 2025.
Out-of-Period Freight Adjustment in First Quarter of Fiscal 2024
Subsequent to the filing of our fiscal 2023 Form 10-K, in April 2024, we determined that we over-recognized freight expense in fiscal 2021, 2022 and 2023 for a cumulative amount of $49.0 million. We evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. We then evaluated whether the cumulative amount of the over-accrual was material to our projected fiscal 2024 results, and determined the cumulative amount was not material. Therefore, the Condensed Consolidated Financial Statements for fiscal 2024 include an out-of-period adjustment of $49.0 million, recorded in the first quarter of fiscal 2024, to reduce cost of goods sold and accounts payable, which corrected the cumulative error on the Consolidated Balance Sheet as of January 28, 2024.
Looking Ahead
As we look forward to the balance of the year, our focus will remain on our three key priorities of (i) returning to growth, (ii) elevating our world-class customer service and (iii) driving earnings. We believe these key priorities will set us apart from our competition and allow us to drive long-term growth and profitability. We believe we have a powerful portfolio of brands, serving a range of categories, aesthetics, and life stages and we have built a strong omni-channel platform and infrastructure, which will position us well for the next stage of growth. However, the current uncertain macroeconomic environment, including the evolving tariff and trade policy landscape, a weak housing market, elevated interest rates, layoffs, inflationary pressure, economic uncertainty and global geopolitical instability could negatively impact our business. For information on risks, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.

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
First Quarter of Fiscal 2025 vs. First Quarter of Fiscal 2024
Net revenues in the first quarter of fiscal 2025 increased $69.8 million or 4.2%, with company comp growth of 3.4%. This increase was driven by strong non-furniture sales, an improvement in furniture sales and effective collaborations.
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

	For the Thirteen Weeks Ended [1]
Comparable brand revenue growth (decline)	May 4, 2025	April 28, 2024
Pottery Barn	2.0%	(10.8)%
West Elm	0.2	(4.1)
Williams Sonoma	7.3	0.9
Pottery Barn Kids and Teen	3.8	2.8
Total [2]	3.4%	(4.9)%
1 Comparable brand revenue includes business-to-business revenues within each brand.
2 Total comparable brand revenue growth (decline) includes the results of Rejuvenation, Mark and Graham, and GreenRow.
STORE DATA

	Store Count					Average Leased Square Footage Per Store
	February 2, 2025	Openings	Closings	May 4, 2025	April 28, 2024	May 4, 2025	April 28, 2024
Pottery Barn	181	2	(3)	180	184	14,900	15,100
Williams Sonoma	154	—	—	154	156	6,900	6,900
West Elm	121	1	(3)	119	121	13,300	13,300
Pottery Barn Kids	45	—	(1)	44	45	7,800	7,900
Rejuvenation	11	—	—	11	11	8,100	8,100
Total	512	3	(7)	508	517	11,300	11,400
Store selling square footage at period-end						3,751,000	3,815,000
Store leased square footage at period-end						5,761,000	5,901,000

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
Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy-related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management and other distribution-related administrative expenses, are recorded in selling, general, and administrative expenses (“SG&A”).

	For the Thirteen Weeks Ended
(In thousands)	May 4, 2025	% Net Revenues	April 28, 2024	% Net Revenues
Gross profit [1]	$765,809	44.3%	$795,168	47.9%
1Includes occupancy expenses of $197.7 million and $196.2 million for the first quarter of fiscal 2025 and fiscal 2024, respectively.
First Quarter of Fiscal 2025 vs. First Quarter of Fiscal 2024
Gross profit decreased $29.4 million, or 3.7%, compared to the first quarter of fiscal 2024. Gross margin decreased to 44.3% from 47.9% in the first quarter of fiscal 2024. This decrease in gross margin of 360 basis points was driven by (i) the out-of-period freight adjustment in the first quarter of fiscal 2024 of 300 basis points and (ii) lower merchandise margins of 220 basis points due to higher input costs, including higher ocean freight and tariff mitigation costs, partially offset by (iii) supply chain efficiencies of 120 basis points, including reductions in returns, accommodations, replacements and damages and (iv) the leverage of occupancy costs of 40 basis points resulting from higher sales.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
SG&A consists of non-occupancy related costs associated with our retail stores and e-commerce websites, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing, impairment and other general expenses.

	For the Thirteen Weeks Ended
(In thousands)	May 4, 2025	% Net Revenues	April 28, 2024	% Net Revenues
Selling, general and administrative expenses	$475,096	27.5%	$478,056	28.8%
First Quarter of Fiscal 2025 vs. First Quarter of Fiscal 2024
SG&A decreased $3.0 million, or 0.6%, compared to the first quarter of fiscal 2024. SG&A as a percentage of net revenues decreased to 27.5% from 28.8% in the first quarter of fiscal 2024. This leverage of 130 basis points was primarily driven by (i) lower advertising expenses of 60 basis points, (ii) employment leverage of 60 basis points resulting from higher sales and lower performance-based incentive compensation and (iii) general expenses leverage of 10 basis points.
INCOME TAXES
The effective tax rate was 23.0% for the first quarter of fiscal 2025, compared to 21.8% for the first quarter of fiscal 2024. The increase was primarily driven by (i) lower excess tax benefit from stock-based compensation in first quarter of fiscal 2025 and (ii) the tax effect of the change in earnings mix.
Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“Framework”) in 2021, a number of countries have begun to enact legislation to implement the OECD international tax framework, including the Pillar Two minimum tax regime.
Of the regions in which we operate, Singapore, Canada, United Kingdom, Australia, Netherlands, Italy, Portugal, Vietnam and Jersey have implemented Pillar Two frameworks. Our subsidiaries were not subject to Pillar Two minimum tax in the first quarter of fiscal 2025.
Pillar Two minimum tax will be treated as a period cost in future periods when it is applicable. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, and monitoring legislative developments by other countries, especially in the regions in which we operate.

LIQUIDITY AND CAPITAL RESOURCES
Material Cash Requirements
There were no material changes during the quarter to the Company’s material cash requirements, commitments and contingencies that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2025, which is incorporated herein by reference.
Stock Repurchase Programs and Dividends
See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Programs and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.
Liquidity Outlook
For the remainder of fiscal 2025, we plan to use our cash resources to fund our inventory purchases, employment-related costs, advertising and marketing initiatives, dividend payments, capital expenditures, stock repurchases, rental payments on our leases and the payment of income taxes.
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
Sources of Liquidity
As of May 4, 2025, we held $1.0 billion in cash and cash equivalents, the majority of which was held in money market funds and interest-bearing demand deposit accounts, and of which $96.1 million was held by our international subsidiaries. Consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
In addition to our cash balances on hand, we have a credit facility (the “Credit Facility”) which provides for a $500 million unsecured revolving line of credit. Our Credit Facility may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Credit Facility by up to $250 million to provide for a total of up to $750 million of unsecured revolving credit.
During the thirteen weeks ended May 4, 2025 and April 28, 2024, we had no borrowings under our Credit Facility. Additionally, as of May 4, 2025, issued but undrawn standby letters of credit of $11.9 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of May 4, 2025, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of May 4, 2025, the aggregate amount outstanding under our letter of credit facilities was $0.7 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. Two of our letter of credit facilities mature on August 18, 2025, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2026. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For the first quarter of fiscal 2025, net cash provided by operating activities was $118.9 million compared to $226.8 million for the first quarter of fiscal 2024, and was primarily attributable to net earnings adjusted for non-cash items, partially offset by accounts payable (as a result of supplier payment timing) and accrued expenses and other liabilities. Net cash provided by operating activities compared to the first quarter of fiscal 2024 decreased primarily due to a decrease in net earnings adjusted for non-cash items, higher spending on merchandise inventories and a decrease in accrued expenses and other liabilities.

Cash Flows from Investing Activities
For the first quarter of fiscal 2025, net cash used in investing activities was $58.2 million compared to $39.5 million for the first quarter of fiscal 2024, and was primarily attributable to purchases of property and equipment related to technology, supply chain enhancements and store construction.
Cash Flows from Financing Activities
For the first quarter of fiscal 2025, net cash used in financing activities was $230.0 million compared to $193.7 million for the first quarter of fiscal 2024, primarily driven by repurchases of common stock, payment of dividends and tax withholdings remittance related to stock-based awards. Net cash used in financing activities for the first quarter of fiscal 2025 increased compared to the first quarter of fiscal 2024, primarily due to an increase in repurchases of our common stock.
Seasonality
Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have been realized during our peak selling season, the period from October through January, and levels of net revenues and net earnings have typically been lower during the period from February through September. We believe this is the general pattern within our industry. In preparation for and during our peak selling season, we hire a substantial number of additional temporary associates, primarily in our retail stores, distribution facilities and customer care centers.
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the first quarter of fiscal 2025, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
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
Interest Rate Risk
Our Credit Facility has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the first quarter of fiscal 2025, we had no borrowings under our Credit Facility.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 4, 2025, our investments, made primarily in money market funds and interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from suppliers outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during the first quarter of fiscal 2025 or the first quarter of fiscal 2024. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our suppliers in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the first quarter of fiscal 2025 or the first quarter of fiscal 2024, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current Condensed Consolidated Financial Statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies.
Inflation
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the uncertain economic environment. We believe the effects of inflation, if any, on our financial statements and results of operations have been immaterial to date. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by the heightened levels of inflation experienced globally during the first quarter of fiscal 2025 and the first quarter of fiscal 2024. Global trends, including inflationary pressures, are weakening customer sentiment, negatively impacting consumer spending behavior and slowing down consumer demand for our products. However, our unique operating model and pricing power helped mitigate these increased costs during the first quarter of fiscal 2025 and the first quarter of fiscal 2024. Our inability or failure to offset the impact of inflation could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of May 4, 2025, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.
ITEM 1A. RISK FACTORS
See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2025 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of May 4, 2025 with respect to shares of common stock we repurchased during the first quarter of fiscal 2025 under the $1.0 billion stock repurchase program announced in March 2024 (the “March 2024 program”).

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
February 3, 2025 - March 2, 2025	—	$—	—	$192,523,000
March 3, 2025 - March 30, 2025	326,584	$158.95	326,584	$140,612,000
March 31, 2025 - May 4, 2025	272,607	$139.62	272,607	$102,552,000
Total	599,191	$150.15	599,191	$102,552,000
1 Excludes shares withheld for employee taxes upon vesting of stock-based awards.
Additionally, in September 2024, our Board of Directors authorized a new $1.0 billion stock repurchase program (together with the March 2024 program, “our programs”), which will become effective once our March 2024 program is fully utilized. As of May 4, 2025, we had a total of $1.1 billion in stock repurchase authorization remaining under our programs. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the first quarter of fiscal 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description

10.1*+	Williams-Sonoma, Inc. 2021 Incentive Bonus Plan, as amended

10.2*+	Amended and Restated 2012 EVP Level Management Retention Plan

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: May 28, 2025