Form 10-Q
period 2025-08-03
WILLIAMS SONOMA INC
filed 2025-08-29
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2025.
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
Yes ☐ No ☒
As of August 24, 2025, 121,790,333 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 3, 2025

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands, except per share amounts)	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net revenues	$1,836,760	$1,788,307	$3,566,873	$3,448,655
Cost of goods sold	972,137	984,367	1,936,441	1,849,547
Gross profit	864,623	803,940	1,630,432	1,599,108
Selling, general and administrative expenses	536,564	526,040	1,011,660	1,004,096
Operating income	328,059	277,900	618,772	595,012
Interest income, net	9,080	15,208	18,613	31,261
Earnings before income taxes	337,139	293,108	637,385	626,273
Income taxes	89,577	76,253	158,560	149,002
Net earnings	$247,562	$216,855	$478,825	$477,271
Basic earnings per share	$2.03	$1.69	$3.91	$3.72
Diluted earnings per share	$2.00	$1.67	$3.86	$3.67
Shares used in calculation of earnings per share:
Basic	122,121	128,256	122,614	128,334
Diluted	123,595	129,810	124,163	130,103

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands)	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net earnings	$247,562	$216,855	$478,825	$477,271
Other comprehensive income (loss):
Foreign currency translation adjustments	480	(49)	5,650	(1,391)
Change in fair value of derivative financial instruments, net of tax	—	—	—	1
Reclassification adjustment for realized gains (losses) on derivative financial instruments, net of tax	—	94	—	94
Comprehensive income	$248,042	$216,900	$484,475	$475,975

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	August 3, 2025	February 2, 2025	July 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$985,823	$1,212,977	$1,265,259
Accounts receivable, net	115,509	117,678	112,492
Merchandise inventories, net	1,433,605	1,332,429	1,217,693
Prepaid expenses	100,622	66,914	99,409
Other current assets	19,961	24,611	19,711
Total current assets	2,655,520	2,754,609	2,714,564
Property and equipment, net	1,029,526	1,033,934	975,137
Operating lease right-of-use assets	1,221,792	1,177,805	1,150,180
Deferred income taxes, net	95,797	120,657	106,080
Goodwill	77,374	77,260	77,307
Other long-term assets, net	148,359	137,342	158,671
Total assets	$5,228,368	$5,301,607	$5,181,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$601,661	$645,667	$595,601
Accrued expenses	202,914	286,033	196,632
Gift card and other deferred revenue	578,192	584,791	576,458
Income taxes payable	74,329	67,696	48,781
Operating lease liabilities	222,572	234,180	233,361
Other current liabilities	86,641	93,607	92,369
Total current liabilities	1,766,309	1,911,974	1,743,202
Long-term operating lease liabilities	1,171,675	1,113,135	1,081,108
Other long-term liabilities	140,688	134,079	121,539
Total liabilities	3,078,672	3,159,188	2,945,849
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 121,790, 123,125 and 127,788 shares issued and outstanding at August 3, 2025, February 2, 2025 and July 28, 2024, respectively	1,219	1,232	1,278
Additional paid-in capital	544,244	571,585	538,172
Retained earnings	1,622,191	1,591,630	1,713,923
Accumulated other comprehensive loss	(15,943)	(21,593)	(16,848)
Treasury stock, at cost: 14, 4 and 4 shares as of August 3, 2025, February 2, 2025 and July 28, 2024, respectively	(2,015)	(435)	(435)
Total stockholders’ equity	2,149,696	2,142,419	2,236,090
Total liabilities and stockholders’ equity	$5,228,368	$5,301,607	$5,181,939

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at February 2, 2025	123,125	$1,232	$571,585	$1,591,630	$(21,593)	$(435)	$2,142,419
Net earnings	—	—	—	231,263	—	—	231,263
Foreign currency translation adjustments	—	—	—	—	5,170	—	5,170
Release of stock-based awards [1]	468	5	(65,071)	—	—	(290)	(65,356)
Repurchases of common stock [2]	(599)	(6)	(1,864)	(86,329)	—	(1,911)	(90,110)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(448)	(173)	—	621	—
Stock-based compensation expense	—	—	20,203	—	—	—	20,203
Dividends declared	—	—	—	(82,313)	—	—	(82,313)
Balance at May 4, 2025	122,994	$1,231	$524,405	$1,654,078	$(16,423)	$(2,015)	$2,161,276
Net earnings	—	—	—	247,562	—	—	247,562
Foreign currency translation adjustments	—	—	—	—	480	—	480
Release of stock-based awards [1]	24	—	(2,548)	—	—	—	(2,548)
Repurchases of common stock [2]	(1,228)	(12)	(3,916)	(197,159)	—	—	(201,087)
Stock-based compensation expense	—	—	26,303	—	—	—	26,303
Dividends declared	—	—	—	(82,290)	—	—	(82,290)
Balance at August 3, 2025	121,790	$1,219	$544,244	$1,622,191	$(15,943)	$(2,015)	$2,149,696
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $2.1 million as of August 3, 2025, which is recorded in retained earnings.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 28, 2024	128,301	$1,284	$587,960	$1,555,595	$(15,552)	$(1,426)	$2,127,861
Net earnings	—	—	—	260,416	—	—	260,416
Foreign currency translation adjustments	—	—	—	—	(1,342)	—	(1,342)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1	—	1
Release of stock-based awards [1]	687	6	(86,787)	—	—	(227)	(87,008)
Repurchases of common stock	(313)	(2)	(957)	(42,822)	—	—	(43,781)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(1,218)	—	—	1,218	—
Stock-based compensation expense	—	—	22,191	—	—	—	22,191
Dividends declared	—	—	—	(74,030)	—	—	(74,030)
Balance at April 28, 2024	128,675	$1,288	$521,189	$1,699,159	$(16,893)	$(435)	$2,204,308
Net earnings	—	—	—	216,855	—	—	216,855
Foreign currency translation adjustments	—	—	—	—	(49)	—	(49)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	94	—	94
Release of stock-based awards [1]	35	—	(1,842)	—	—	—	(1,842)
Repurchases of common stock [2]	(922)	(10)	(2,808)	(127,700)	—	—	(130,518)
Stock-based compensation expense	—	—	21,633	—	—	—	21,633
Dividends declared	—	—	—	(74,391)	—	—	(74,391)
Balance at July 28, 2024	127,788	$1,278	$538,172	$1,713,923	$(16,848)	$(435)	$2,236,090

1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $0.7 million as of July 28, 2024, which is recorded in retained earnings.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-six Weeks Ended
(In thousands)	August 3, 2025	July 28, 2024
Cash flows from operating activities:
Net earnings	$478,825	$477,271
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	113,165	113,264
Loss on disposal/impairment of assets	3,599	2,963
Non-cash lease expense	121,936	129,608
Deferred income taxes	14,658	(5,931)
Tax benefit related to stock-based awards	11,423	10,139
Stock-based compensation expense	46,974	44,846
Other	(1,275)	(1,578)
Changes in:
Accounts receivable	2,411	10,393
Merchandise inventories	(98,562)	28,318
Prepaid expenses and other assets	(37,959)	(66,647)
Accounts payable	(48,962)	(26,617)
Accrued expenses and other liabilities	(78,142)	(65,925)
Gift card and other deferred revenue	(7,069)	2,800
Operating lease liabilities	(125,977)	(131,848)
Income taxes payable	6,633	(47,773)
Net cash provided by operating activities	401,678	473,283
Cash flows from investing activities:
Purchases of property and equipment	(110,293)	(70,946)
Other	(1,195)	(13)
Net cash used in investing activities	(111,488)	(70,959)
Cash flows from financing activities:
Repurchases of common stock	(289,108)	(173,603)
Payment of dividends	(155,994)	(135,768)
Tax withholdings related to stock-based awards	(67,903)	(88,851)
Debt issuance costs	(1,187)	—
Other	(6,941)	—
Net cash used in financing activities	(521,133)	(398,222)
Effect of exchange rates on cash and cash equivalents	3,789	(850)
Net (decrease) increase in cash and cash equivalents	(227,154)	3,252
Cash and cash equivalents at beginning of period	1,212,977	1,262,007
Cash and cash equivalents at end of period	$985,823	$1,265,259

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“Company,” “we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of August 3, 2025, February 2, 2025 and July 28, 2024, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and twenty-six weeks then ended and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of February 2, 2025, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
The Company's fiscal year ends on the Sunday closest to January 31. All references to “fiscal 2025” represent the 52-week fiscal year that will end on February 1, 2026 and all references to “fiscal 2024” represent the 53-week fiscal year that ended February 2, 2025.
The results of operations for the thirteen and twenty-six weeks ended August 3, 2025 are not necessarily indicative of the operating results of the full year.
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
NOTE B. BORROWING ARRANGEMENTS
Credit Facility
In June 2025, we amended our existing credit facility, which increased our unsecured revolving line of credit to $600 million, amended certain interest rates and extended the maturity date of the facility, in addition to other updates (the “Credit Facility”). Our Credit Facility may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Credit Facility by up to $250 million to provide for a total of up to $850 million of unsecured revolving credit.

During the thirteen and twenty-six weeks ended August 3, 2025 and July 28, 2024, we had no borrowings under our Credit Facility. Additionally, as of August 3, 2025, issued but undrawn standby letters of credit of $11.9 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Credit Facility matures on June 26, 2030, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to the Credit Facility is variable and may be elected by us as: (i) the Secured Overnight Financing Rate (“SOFR”) and an applicable margin based on our leverage ratio, ranging from 0.91% to 1.55% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.55%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of August 3, 2025, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of August 3, 2025, the aggregate amount outstanding under our letter of credit facilities was $0.8 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 7, 2025, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2026, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2027. One of the letter of credit facilities totaling $5 million matures on June 26, 2030, which is also the latest expiration date possible for future letters of credit issued under the facility.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 85.4 million shares. As of August 3, 2025, there were approximately 7.7 million shares available for future grant. Awards may be granted under our Plan to officers, associates and non-associate members of the Board of Directors of the Company or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
Stock-Based Compensation Expense
During the thirteen and twenty-six weeks ended August 3, 2025, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses ("SG&A") of $26.6 million and $47.0 million, respectively. During the thirteen and twenty-six weeks ended July 28, 2024, we recognized total stock-based compensation expense, as a component of SG&A of $21.8 million and $44.8 million, respectively.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended August 3, 2025
Basic	$247,562	122,121	$2.03
Effect of dilutive stock-based awards		1,474
Diluted	$247,562	123,595	$2.00
Thirteen weeks ended July 28, 2024
Basic	$216,855	128,256	$1.69
Effect of dilutive stock-based awards		1,554
Diluted	$216,855	129,810	$1.67
Twenty-six weeks ended August 3, 2025
Basic	$478,825	122,614	$3.91
Effect of dilutive stock-based awards		1,549
Diluted	$478,825	124,163	$3.86
Twenty-six weeks ended July 28, 2024
Basic	$477,271	128,334	$3.72
Effect of dilutive stock-based awards		1,769
Diluted	$477,271	130,103	$3.67
The effect of anti-dilutive stock-based awards was not material for the thirteen and twenty-six weeks ended August 3, 2025 and July 28, 2024, respectively.
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
The following table summarizes reported net revenues, significant segment expenses, operating income and earnings before income taxes for the thirteen and twenty-six weeks ended August 3, 2025 and July 28, 2024.

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands)	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net revenues	$1,836,760	$1,788,307	$3,566,873	$3,448,655
Less:
Cost of merchandise and shipping	770,759	787,124	1,537,395	1,456,149
Occupancy, excluding depreciation	145,396	141,699	287,225	281,471
Employment	312,467	286,085	582,897	555,172
Advertising	133,419	143,771	251,169	267,021
Other segment items [1]	89,798	95,989	176,675	181,708
Depreciation and amortization expense	56,862	55,739	112,740	112,122
Operating income	328,059	277,900	618,772	595,012
Interest income, net	9,080	15,208	18,613	31,261
Earnings before income taxes	$337,139	$293,108	$637,385	$626,273
1Other segment items within operating income include general expenses, which consist primarily of credit card fees, data processing expenses and administrative expenses.

The following table summarizes our net revenues by brand for the thirteen and twenty-six weeks ended August 3, 2025 and July 28, 2024.

	For the Thirteen Weeks Ended [1]		For the Twenty-six Weeks Ended [1]
(In thousands)	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Pottery Barn	$724,579	$725,323	$1,419,671	$1,402,658
West Elm	468,550	458,779	905,635	889,088
Williams Sonoma	249,053	239,867	506,546	478,106
Pottery Barn Kids and Teen	286,749	259,408	516,465	481,210
Other [2]	107,829	104,930	218,556	197,593
Total [3]	$1,836,760	$1,788,307	$3,566,873	$3,448,655
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations, Mark and Graham, and GreenRow.
3Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom, and our franchise businesses) of approximately $78.0 million and $79.0 million for the thirteen weeks ended August 3, 2025 and July 28, 2024, respectively, and approximately $155.8 million and $152.5 million for the twenty-six weeks ended August 3, 2025 and July 28, 2024, respectively.

Long-lived assets by geographic location, which excludes deferred income taxes, goodwill, and intangible assets, are as follows:

	As of
(In thousands)	August 3, 2025	February 2, 2025	July 28, 2024
U.S.	$2,320,554	$2,268,691	$2,199,597
International	63,590	68,425	71,569
Total	$2,384,144	$2,337,116	$2,271,166
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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
In September 2024, our Board of Directors authorized a stock repurchase program for $1.0 billion, which went into effect during the thirteen weeks ended August 3, 2025 once our prior authorization was fully utilized. During the thirteen weeks ended August 3, 2025, we repurchased 1,227,599 shares of our common stock at an average cost of $162.22 per share for an aggregate cost of $199.1 million, excluding excise taxes on stock repurchases (net of issuances) of $2.0 million. During the twenty-six weeks ended August 3, 2025, we repurchased 1,826,790 shares of our common stock at an average cost of $158.26 per share for an aggregate cost of $289.1 million, excluding excise taxes on stock repurchases (net of issuances) of $2.1 million. As of August 3, 2025, there was $903.4 million remaining under our current stock repurchase program.
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
As of August 3, 2025, February 2, 2025 and July 28, 2024, we held treasury stock of $2.0 million, $0.4 million and $0.4 million, respectively, that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
We declared cash dividends of $0.66 and $0.57 per common share during the thirteen weeks ended August 3, 2025 and July 28, 2024, respectively.
We declared cash dividends of $1.32 and $1.14 during the twenty-six weeks ended August 3, 2025 and July 28, 2024, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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
During the thirteen and twenty-six weeks ended August 3, 2025 and July 28, 2024, we recognized impairment charges of $0.3 million and $1.3 million, respectively.
There were no transfers in and out of Level 3 categories during the thirteen and twenty-six weeks ended August 3, 2025 and July 28, 2024.

NOTE I. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 2, 2025	$(21,593)	$—	$(21,593)
Foreign currency translation adjustments	5,170	—	5,170
Other comprehensive income (loss)	5,170	—	5,170
Balance at May 4, 2025	$(16,423)	$—	$(16,423)
Foreign currency translation adjustments	480	—	480
Other comprehensive income (loss)	480	—	480
Balance at August 3, 2025	$(15,943)	$—	$(15,943)

Balance at January 28, 2024	$(15,457)	$(95)	$(15,552)
Foreign currency translation adjustments	(1,342)	—	(1,342)
Change in fair value of derivative financial instruments	—	1	1
Other comprehensive income (loss)	(1,342)	1	(1,341)
Balance at April 28, 2024	$(16,799)	$(94)	$(16,893)
Foreign currency translation adjustments	(49)	—	(49)
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	94	94
Other comprehensive income (loss)	(49)	94	45
Balance at July 28, 2024	$(16,848)	$—	$(16,848)

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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of August 3, 2025, February 2, 2025 and July 28, 2024, we recorded a liability for expected sales returns of approximately $30.5 million, $42.7 million and $32.7 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $8.5 million, $12.1 million and $8.3 million, respectively, within other current assets in our Condensed Consolidated Balance Sheets.
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
As of August 3, 2025, February 2, 2025 and July 28, 2024, we had recorded $578.2 million, $584.8 million and $576.5 million, respectively, for gift card and other deferred revenue within current liabilities in our Condensed Consolidated Balance Sheets.

NOTE K. INCOME TAXES
The effective tax rate was 24.9% for the first half of fiscal 2025, compared to 23.8% for the first half of fiscal 2024. The increase was primarily driven by (i) lower excess tax benefit from stock-based compensation in the first half of fiscal 2025 and (ii) the tax effect of the change in earnings mix.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law in the United States. The OBBB includes a broad range of tax reform provisions, including permanently extending and modifying certain expiring provisions of the 2017 Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions becoming effective in fiscal 2025 and the majority taking effect in future years. We currently expect the OBBB to have a minimal impact on the effective tax rate but result in favorable cash tax impacts in fiscal 2025 as a result of certain accelerated tax deductions.
Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“Framework”) in 2021, a number of countries have begun to enact legislation to implement the OECD international tax framework, including the Pillar Two minimum tax regime. Our subsidiaries were not subject to Pillar Two minimum tax in the first half of fiscal 2025. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, and monitoring legislative developments by other countries, especially in the regions in which we operate.
NOTE L. IMMATERIAL CORRECTION OF 2024 INTERIM PERIOD CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Management evaluated the materiality of the above items based on an analysis of quantitative and qualitative factors and concluded they were not material to the interim periods of fiscal 2024, individually or in aggregate. The following tables reflect the effects of the correction on all affected line items of our previously reported Condensed Consolidated Financial Statements for the thirteen and twenty-six weeks ended July 28, 2024:

Condensed Consolidated Statements of Earnings (unaudited)

	For the Thirteen Weeks Ended			For the Twenty-six Weeks Ended
	July 28, 2024			July 28, 2024
(In thousands, except per share amounts)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Cost of goods sold	$961,981	$22,386	$984,367	$1,819,814	$29,733	$1,849,547
Gross profit	826,326	(22,386)	803,940	1,628,841	(29,733)	1,599,108
Selling, general and administrative expenses	536,410	(10,370)	526,040	1,015,097	(11,001)	1,004,096
Operating income	289,916	(12,016)	277,900	613,744	(18,732)	595,012
Earnings before income taxes	305,124	(12,016)	293,108	645,005	(18,732)	626,273
Income taxes	79,379	(3,126)	76,253	153,594	(4,592)	149,002
Net earnings	$225,745	$(8,890)	$216,855	$491,411	$(14,140)	$477,271

Basic earnings per share	$1.76	$(0.07)	$1.69	$3.83	$(0.11)	$3.72
Diluted earnings per share	$1.74	$(0.07)	$1.67	$3.78	$(0.11)	$3.67

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	For the Thirteen Weeks Ended July 28, 2024			For the Twenty-six Weeks Ended July 28, 2024
(In thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net earnings	$225,745	$(8,890)	$216,855	$491,411	$(14,140)	$477,271
Comprehensive income	$225,790	$(8,890)	$216,900	$490,115	$(14,140)	$475,975

Condensed Consolidated Balance Sheets (unaudited)

	As of July 28, 2024
(In thousands)	As Previously Reported	Adjustments	As Corrected
Merchandise inventories, net	$1,247,426	$(29,733)	$1,217,693
Total current assets	2,744,297	(29,733)	2,714,564
Total assets	5,211,672	(29,733)	5,181,939

Accrued expenses	207,633	(11,001)	196,632
Income taxes payable	53,373	(4,592)	48,781
Total current liabilities	1,758,795	(15,593)	1,743,202
Total liabilities	2,961,442	(15,593)	2,945,849

Retained earnings	1,728,063	(14,140)	1,713,923
Total stockholders’ equity	2,250,230	(14,140)	2,236,090
Total liabilities and stockholders’ equity	$5,211,672	$(29,733)	$5,181,939

Condensed Consolidated Statements of Stockholders' Equity (unaudited)

	Retained Earnings	Total Stockholders’ Equity
(In thousands)
As Previously Reported
Balance at January 28, 2024	$1,555,595	$2,127,861
Net earnings	265,666	265,666
Balance at April 28, 2024	1,704,409	2,209,558
Net earnings	225,745	225,745
Balance at July 28, 2024	1,728,063	2,250,230
Adjustments
Net earnings	(5,250)	(5,250)
Balance at April 28, 2024	(5,250)	(5,250)
Net earnings	(8,890)	(8,890)
Balance at July 28, 2024	(14,140)	(14,140)
As Corrected
Balance at January 28, 2024	1,555,595	2,127,861
Net earnings	260,416	260,416
Balance at April 28, 2024	1,699,159	2,204,308
Net earnings	216,855	216,855
Balance at July 28, 2024	$1,713,923	$2,236,090

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Twenty-six Weeks Ended July 28, 2024
(In thousands)	As Previously Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net earnings	$491,411	$(14,140)	$477,271
Changes in:
Merchandise inventories	(1,415)	29,733	28,318
Accrued expenses and other liabilities	(54,924)	(11,001)	(65,925)
Income taxes payable	(43,181)	(4,592)	(47,773)
Net cash provided by operating activities	$473,283	$—	$473,283

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: changes in U.S. (federal, state and local) and international tax laws and trade policies and regulations; the impact of current and potential future tariffs and our ability to mitigate such impacts; the complementary nature of our e-commerce and retail channels; the plans, strategies, initiatives and objectives of management for future operations; our ability to execute strategic priorities and growth initiatives, including those regarding digital leadership, product and technology innovation, cross-brand initiatives, retail transformation and operational excellence; the strength of our business and our brands; our marketing efforts; our ability to provide sustainable products at competitive prices; our ability to provide world-class customer service via supply chain improvements from reduced out-of-market and multiple shipments, fewer customer accommodations, lower returns and damages, and reduced replacements; our belief that our key differentiators, growth strategies and the efficiencies of our operating model will allow us to reduce costs and manage inventory levels in both the short- and long-term; competition from companies with concepts or products similar to ours; our beliefs about our competitive advantages and areas of potential future growth in the market; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our ability to protect our intellectual property rights; our ability to comply with the laws, rules and regulations of the U.S. and multiple foreign jurisdictions in which we operate; the impact of general economic conditions, inflationary pressures, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, outbreaks of disease, adverse weather, availability of consumer credit, consumer debt levels, conditions in the housing market, elevated interest rates, sales tax rates and rate increases, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security; the impact of periods of decreased home and home furnishing purchases; our ability to grow our business-to-business division and the challenges we may face executing such growth; our ability to anticipate consumer preferences and buying trends overall and as they apply to specific brands; dependence on timely introduction and customer acceptance of our merchandise; effective inventory management; timely and effective sourcing of merchandise from our foreign and domestic suppliers and delivery of merchandise through our supply chain to our stores and customers; factors, including but not limited to fuel costs, labor disputes, union organizing activity, geopolitical instability, acts of terrorism and war, that can affect the global supply chain, including our third-party providers; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our ability to improve our systems and processes; changes to our information technology infrastructure; shortages of raw materials used to make our products; uncertainties in e-marketing, infrastructure and regulation; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; multi-channel and multi-brand complexities; delays in store openings; our brands, products and related initiatives, including our ability to introduce new products, product lines, brands, and brand extensions, and bring in new customers; our belief in the ultimate resolution of current legal proceedings; challenges associated with our increasing global presence; our global business and expansion efforts, including franchise, other third-party arrangements and company-owned operations; adherence by our suppliers to our global compliance program and quality control standards; the effects of fluctuations in foreign currency rates and the impact of our hedging against such risks; dependence on external funding sources for operating capital; our compliance with financial covenants; disruptions in the financial markets; our ability to control employment, occupancy, supply chain, product, transportation and other operating costs; the adequacy of our insurance coverage; our stock repurchase program; payment of dividends; the impact of new accounting pronouncements; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations; our belief regarding the effects of potential losses under our indemnification obligations; the effects of changes in our inventory reserves; our ability to deliver organic, core-brand growth; growth from our emerging brands; our ability to drive long-term sustainable returns; our capital allocation strategy in fiscal 2025; our planned use of cash in fiscal 2025; projections of earnings, revenues, growth and other financial items; and other risks and uncertainties, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the fiscal year ended February 2, 2025, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

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
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended August 3, 2025 (“second quarter of fiscal 2025”), as compared to the thirteen weeks ended July 28, 2024 (“second quarter of fiscal 2024”) and twenty-six weeks ended August 3, 2025 ("first half of fiscal 2025"), as compared to the twenty-six weeks ended July 28, 2024 ("first half of fiscal 2024"), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
Second Quarter of Fiscal 2025 Financial Results
Net revenues in the second quarter of fiscal 2025 increased $48.5 million or 2.7%, with company comparable brand revenue ("company comp") growth of 3.7%. This increase was driven by strong furniture and non-furniture sales, including new product introductions and collaborations as well as higher full-price selling. From a channel perspective, the company comp growth of 3.7% was driven by comp growth of 7.3% in our retail channel and comp growth of 2.0% in our e-commerce channel. Both channels benefited from improved in-stock inventory levels.
In the second quarter of fiscal 2025, Pottery Barn, our largest brand, saw comparable brand revenue (“brand comp”) growth of 1.1% driven by increased newness, strong retail performance from design services, and strong collaborations. The Pottery Barn Kids and Teen brands saw brand comp growth of 5.3% in the second quarter of fiscal 2025 driven by strength in our collaborations and dorm offerings.
West Elm saw brand comp growth of 3.3% in the second quarter of fiscal 2025, driven by strength in furniture and non-furniture categories including new product introductions and collaborations.
The Williams Sonoma brand saw brand comp growth of 5.1% in the second quarter of fiscal 2025 with strength in the brand's kitchen business driven by electrics, cookware and housewares, as well as through exclusive partnerships, partially offset by reduced furniture sales in the brand's home business.
Finally, our emerging brands, Rejuvenation, Mark and Graham, and GreenRow, delivered double-digit brand comp growth on a combined basis.
For the second quarter of fiscal 2025, diluted earnings per share grew by 19.8% to $2.00, compared to $1.67 in the second quarter of fiscal 2024.
As of August 3, 2025, we had $985.8 million in cash and cash equivalents and generated operating cash flow of $401.7 million in the first half of fiscal 2025. In addition to our cash balance, we also ended the second quarter of fiscal 2025 with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of the business, invest $110.3 million in capital expenditures and return $445.1 million through stock repurchases and dividends to stockholders in the first half of fiscal 2025.
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

Looking Ahead
As we look forward to the balance of the year, our focus will remain on our three key priorities of (i) returning to growth, (ii) elevating our world-class customer service and (iii) driving earnings. We believe these key priorities will set us apart from our competition and allow us to drive long-term growth and profitability. We believe we have a powerful portfolio of brands, serving a range of categories, aesthetics, and life stages and we have built a strong omni-channel platform and infrastructure, which will position us well for the next stage of growth. However, the current uncertain macroeconomic environment, including the evolving tariff and trade policy landscape, a weak housing market, elevated interest rates, layoffs, inflationary pressure, economic uncertainty and global geopolitical instability could negatively impact our business. Since the end of the first quarter of fiscal 2025, the tariff environment has materially evolved. Specifically, our incremental tariff rate has doubled from 14% to 28% since we filed our previous Quarterly Report on Form 10-Q for the thirteen weeks ended May 4, 2025. These tariffs, as well as any future tariffs, are expected to result in increased cost for imported materials and finished goods. While we believe that we can offset a portion of these costs, we do not expect to be able to offset all the additional costs. Our inability to minimize the impact of tariffs on our products, increase prices or find alternative sources for our products may have a material impact on our earnings. For information on risks, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
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
Second Quarter of Fiscal 2025 vs. Second Quarter of Fiscal 2024
Net revenues in the second quarter of fiscal 2025 increased $48.5 million or 2.7%, with company comp growth of 3.7%. This increase was driven by strong furniture and non-furniture sales, including new product introductions and collaborations as well as higher full-price selling. From a channel perspective, the company comp growth of 3.7% was driven by comp growth of 7.3% in our retail channel and comp growth of 2.0% in our e-commerce channel.
First Half of Fiscal 2025 vs. First Half of Fiscal 2024
Net revenues in the first half of fiscal 2025 increased by $118.2 million, or 3.4%, with company comp growth of 3.6%. This was driven by strong furniture and non-furniture sales, including new product introductions and collaborations as well as higher full-price selling. From a channel perspective, the company comp growth of 3.6% was driven by comp growth of 6.8% in our retail channel and comp growth of 2.0% in our e-commerce channel. Both channels benefited from improved in-stock inventory levels.
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

	For the Thirteen Weeks Ended [1]		For the Twenty-six Weeks Ended [1]
Comparable brand revenue growth (decline)	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Pottery Barn	1.1%	(7.1)%	1.5%	(8.9)%
West Elm	3.3	(4.8)	1.8	(4.4)
Williams Sonoma	5.1	(0.8)	6.2	0.1
Pottery Barn Kids and Teen	5.3	1.5	4.6	2.1
Total [2]	3.7%	(3.3)%	3.6%	(4.1)%
1 Comparable brand revenue includes business-to-business revenues within each brand.
2 Total comparable brand revenue growth (decline) includes the results of Rejuvenation, Mark and Graham, and GreenRow.

STORE DATA

	Store Count					Average Leased Square Footage Per Store
	May 4, 2025	Openings	Closings	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Pottery Barn	180	1	—	181	185	15,000	15,100
Williams Sonoma	154	—	—	154	158	6,900	6,900
West Elm	119	—	—	119	122	13,300	13,200
Pottery Barn Kids	44	—	—	44	45	7,800	7,900
Rejuvenation	11	—	—	11	11	8,100	8,100
Total	508	1	—	509	521	11,400	11,400
Store selling square footage at period-end						3,779,000	3,855,000
Store leased square footage at period-end						5,799,000	5,948,000

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

	For the Thirteen Weeks Ended				For the Twenty-six Weeks Ended
(In thousands)	August 3, 2025	% Net Revenues	July 28, 2024	% Net Revenues	August 3, 2025	% Net Revenues	July 28, 2024	% Net Revenues
Gross profit [1]	$864,623	47.1%	$803,940	44.9%	$1,630,432	45.7%	$1,599,108	46.4%
1Includes occupancy expenses of $201.4 million and $197.2 million for the second quarter of fiscal 2025 and fiscal 2024, respectively, and $399.0 million and $393.4 million for the first half of fiscal 2025 and fiscal 2024, respectively.
Second Quarter of Fiscal 2025 vs. Second Quarter of Fiscal 2024
Gross profit increased $60.7 million, or 7.5%, compared to the second quarter of fiscal 2024. Gross margin increased to 47.1% from 44.9% in the second quarter of fiscal 2024. This increase in gross margin of 220 basis points was driven by (i) higher merchandise margins of 190 basis points due to select price increases and higher full-price selling and (ii) supply chain efficiencies of 30 basis points, including reductions in returns, damages, outbound shipping expense and accommodations. The occupancy rate was flat compared to the second quarter of fiscal 2024.
First Half of Fiscal 2025 vs. First Half of Fiscal 2024
Gross profit increased $31.3 million, or 2.0%, compared to the first half of fiscal 2024. Gross margin decreased to 45.7% from 46.4% in the first half of fiscal 2024. This decrease in gross margin of 70 basis points was driven by (i) the out-of-period freight adjustment in the first quarter of fiscal 2024 of 140 basis points and (ii) lower merchandise margins of 10 basis points, partially offset by (iii) supply chain efficiencies of 60 basis points, including reductions in returns, accommodations, damages and replacements and (iv) the leverage of occupancy costs of 20 basis points resulting from higher sales.

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

	For the Thirteen Weeks Ended				For the Twenty-six Weeks Ended
(In thousands)	August 3, 2025	% Net Revenues	July 28, 2024	% Net Revenues	August 3, 2025	% Net Revenues	July 28, 2024	% Net Revenues
Selling, general and administrative expenses	$536,564	29.2%	$526,040	29.4%	$1,011,660	28.4%	$1,004,096	29.1%
Second Quarter of Fiscal 2025 vs. Second Quarter of Fiscal 2024
SG&A increased $10.5 million, or 2.0%, compared to the second quarter of fiscal 2024. SG&A as a percentage of net revenues decreased to 29.2% from 29.4% in the second quarter of fiscal 2024. This leverage of 20 basis points was primarily driven by (i) lower advertising expenses of 80 basis points and (ii) lower general expenses of 40 basis points, partially offset by (iii) an increase in employment expense of 100 basis points due to higher performance-based incentive compensation.
First Half of Fiscal 2025 vs. First Half of Fiscal 2024
SG&A increased $7.6 million, or 0.8%, compared to the first half of fiscal 2024. SG&A as a percentage of net revenues decreased to 28.4% from 29.1% in the first half of fiscal 2024. This leverage of 70 basis points was primarily driven by (i) lower advertising expenses of 70 basis points and (ii) lower general expenses of 30 basis points, partially offset by (iii) an increase in employment expense of 30 basis points due to higher performance-based incentive compensation.
INCOME TAXES
The effective tax rate was 24.9% for the first half of fiscal 2025, compared to 23.8% for the first half of fiscal 2024. The increase was primarily driven by (i) lower excess tax benefit from stock-based compensation in the first half of fiscal 2025 and (ii) the tax effect of the change in earnings mix.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law in the United States. The OBBB includes a broad range of tax reform provisions, including permanently extending and modifying certain expiring provisions of the 2017 Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions becoming effective in fiscal 2025 and the majority taking effect in future years. We currently expect the OBBB to have a minimal impact on the effective tax rate but result in favorable cash tax impacts in fiscal 2025 as a result of certain accelerated tax deductions.
Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“Framework”) in 2021, a number of countries have begun to enact legislation to implement the OECD international tax framework, including the Pillar Two minimum tax regime. Our subsidiaries were not subject to Pillar Two minimum tax in the first half of fiscal 2025. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, and monitoring legislative developments by other countries, especially in the regions in which we operate.
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
Sources of Liquidity
As of August 3, 2025, we held $985.8 million in cash and cash equivalents, the majority of which was held in money market funds and interest-bearing demand deposit accounts, and of which $66.9 million was held by our international subsidiaries. Consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
In addition to our cash balances on hand, in June 2025, we amended our existing credit facility, which increased our unsecured revolving line of credit to $600 million, amended certain interest rates and extended the maturity date of the facility to June 26, 2030, in addition to other updates (the “Credit Facility”). Our Credit Facility may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Credit Facility by up to $250 million to provide for a total of up to $850 million of unsecured revolving credit.
During the thirteen and twenty-six weeks ended August 3, 2025 and July 28, 2024, we had no borrowings under our Credit Facility. Additionally, as of August 3, 2025, issued but undrawn standby letters of credit of $11.9 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of August 3, 2025, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of August 3, 2025, the aggregate amount outstanding under our letter of credit facilities was $0.8 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 7, 2025, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2026, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2027. One of the letter of credit facilities totaling $5 million matures on June 26, 2030, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For the first half of fiscal 2025, net cash provided by operating activities was $401.7 million compared to $473.3 million for the first half of fiscal 2024, and was primarily attributable to net earnings adjusted for non-cash items, partially offset by higher spending on merchandise inventories (as a result of increased tariff costs and timing of receipts) and a decrease in accrued expenses and other liabilities. Net cash provided by operating activities compared to the first half of fiscal 2024 decreased primarily due to higher spending on merchandise inventories, partially offset by an increase in income taxes payable.
Cash Flows from Investing Activities
For the first half of fiscal 2025, net cash used in investing activities was $111.5 million compared to $71.0 million for the first half of fiscal 2024, and was primarily attributable to purchases of property and equipment related to technology, store construction and supply chain enhancements.
Cash Flows from Financing Activities
For the first half of fiscal 2025, net cash used in financing activities was $521.1 million compared to $398.2 million for the first half of fiscal 2024, primarily driven by repurchases of our common stock, payment of dividends and tax withholdings remittance related to stock-based awards. Net cash used in financing activities for the first half of fiscal 2025 increased compared to the first half of fiscal 2024, primarily due to an increase in repurchases of our common stock.

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
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the second quarter of fiscal 2025, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
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
Interest Rate Risk
Our Credit Facility has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the second quarter of fiscal 2025, we had no borrowings under our Credit Facility.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of August 3, 2025, our investments, made primarily in money market funds and interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from suppliers outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during the second quarter of fiscal 2025 or the second quarter of fiscal 2024. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our suppliers in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter of fiscal 2025 or the second quarter of fiscal 2024, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current Condensed Consolidated Financial Statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies.

Inflation
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the uncertain economic environment. We believe the effects of inflation, if any, on our financial statements and results of operations have been immaterial to date. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by the heightened levels of inflation experienced globally during the second quarter of fiscal 2025 and the second quarter of fiscal 2024. Global trends, including inflationary pressures, are weakening customer sentiment, negatively impacting consumer spending behavior and slowing down consumer demand for our products. However, our unique operating model and pricing power helped mitigate these increased costs during the second quarter of fiscal 2025 and the second quarter of fiscal 2024. Our inability or failure to offset the impact of inflation could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of August 3, 2025, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2024, our Board of Directors authorized a stock repurchase program for $1.0 billion, which went into effect during the thirteen weeks ended August 3, 2025 once our prior authorization was fully utilized.
The following table provides information as of August 3, 2025 with respect to shares of common stock we repurchased during the second quarter of fiscal 2025. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
May 5, 2025 - June 1, 2025	754,597	$164.51	754,597	$978,415,000
June 2, 2025 - June 29, 2025	473,002	$158.56	473,002	$903,415,000
June 30, 2025 - August 3, 2025	—	$—	—	$903,415,000
Total	1,227,599	$162.22	1,227,599	$903,415,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the second quarter of fiscal 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description

10.1*
Ninth Amended and Restated Credit Agreement, dated June 26, 2025, among the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and the lenders party

10.2*+	Williams-Sonoma, Inc. Director Compensation Policy

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: August 29, 2025