Form 10-Q
period 2025-11-02
WILLIAMS SONOMA INC
filed 2025-11-25
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2025.
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
Yes ☐ No ☒
As of November 23, 2025, 119,380,711 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 2, 2025

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
(In thousands, except per share amounts)	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net revenues	$1,882,814	$1,800,668	$5,449,687	$5,249,323
Cost of goods sold	1,015,081	983,102	2,951,522	2,832,649
Gross profit	867,733	817,566	2,498,165	2,416,674
Selling, general and administrative expenses	548,590	512,535	1,560,250	1,516,631
Operating income	319,143	305,031	937,915	900,043
Interest income, net	9,785	11,802	28,398	43,063
Earnings before income taxes	328,928	316,833	966,313	943,106
Income taxes	87,336	79,571	245,896	228,573
Net earnings	$241,592	$237,262	$720,417	$714,533
Basic earnings per share	$1.99	$1.89	$5.89	$5.61
Diluted earnings per share	$1.96	$1.87	$5.82	$5.54
Shares used in calculation of earnings per share:
Basic	121,434	125,333	122,221	127,334
Diluted	123,273	126,892	123,875	129,019

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
(In thousands)	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net earnings	$241,592	$237,262	$720,417	$714,533
Other comprehensive income (loss):
Foreign currency translation adjustments	(530)	(13)	5,120	(1,404)
Change in fair value of derivative financial instruments, net of tax	—	—	—	1
Reclassification adjustment for realized gains (losses) on derivative financial instruments, net of tax	—	—	—	94
Comprehensive income	$241,062	$237,249	$725,537	$713,224

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	November 2, 2025	February 2, 2025	October 27, 2024
ASSETS
Current assets
Cash and cash equivalents	$884,663	$1,212,977	$826,784
Accounts receivable, net	118,385	117,678	105,620
Merchandise inventories, net	1,530,896	1,332,429	1,396,253
Prepaid expenses	92,481	66,914	84,810
Other current assets	20,571	24,611	19,432
Total current assets	2,646,996	2,754,609	2,432,899
Property and equipment, net	1,061,354	1,033,934	1,019,874
Operating lease right-of-use assets	1,286,299	1,177,805	1,147,673
Deferred income taxes, net	88,608	120,657	109,444
Goodwill	77,374	77,260	77,301
Other long-term assets, net	150,750	137,342	127,267
Total assets	$5,311,381	$5,301,607	$4,914,458
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$667,490	$645,667	$665,803
Accrued expenses	246,618	286,033	215,608
Gift card and other deferred revenue	592,490	584,791	583,022
Income taxes payable	37,771	67,696	19,887
Operating lease liabilities	220,239	234,180	231,667
Other current liabilities	90,436	93,607	101,272
Total current liabilities	1,855,044	1,911,974	1,817,259
Long-term operating lease liabilities	1,245,525	1,113,135	1,083,809
Other long-term liabilities	142,854	134,079	132,612
Total liabilities	3,243,423	3,159,188	3,033,680
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 120,399, 123,125 and 123,876 shares issued and outstanding at November 2, 2025, February 2, 2025 and October 27, 2024, respectively	1,205	1,232	1,239
Additional paid-in capital	567,873	571,585	545,205
Retained earnings	1,517,368	1,591,630	1,351,630
Accumulated other comprehensive loss	(16,473)	(21,593)	(16,861)
Treasury stock, at cost: 14, 4 and 4 shares as of November 2, 2025, February 2, 2025 and October 27, 2024, respectively	(2,015)	(435)	(435)
Total stockholders’ equity	2,067,958	2,142,419	1,880,778
Total liabilities and stockholders’ equity	$5,311,381	$5,301,607	$4,914,458

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at February 2, 2025	123,125	$1,232	$571,585	$1,591,630	$(21,593)	$(435)	$2,142,419
Net earnings	—	—	—	231,263	—	—	231,263
Foreign currency translation adjustments	—	—	—	—	5,170	—	5,170
Release of stock-based awards [1]	468	5	(65,071)	—	—	(290)	(65,356)
Repurchases of common stock [2]	(599)	(6)	(1,864)	(86,329)	—	(1,911)	(90,110)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(448)	(173)	—	621	—
Stock-based compensation expense	—	—	20,203	—	—	—	20,203
Dividends declared	—	—	—	(82,313)	—	—	(82,313)
Balance at May 4, 2025	122,994	$1,231	$524,405	$1,654,078	$(16,423)	$(2,015)	$2,161,276
Net earnings	—	—	—	247,562	—	—	247,562
Foreign currency translation adjustments	—	—	—	—	480	—	480
Release of stock-based awards [1]	24	—	(2,548)	—	—	—	(2,548)
Repurchases of common stock [2]	(1,228)	(12)	(3,916)	(197,159)	—	—	(201,087)
Stock-based compensation expense	—	—	26,303	—	—	—	26,303
Dividends declared	—	—	—	(82,290)	—	—	(82,290)
Balance at August 3, 2025	121,790	$1,219	$544,244	$1,622,191	$(15,943)	$(2,015)	$2,149,696
Net earnings	—	—	—	241,592	—	—	241,592
Foreign currency translation adjustments	—	—	—	—	(530)	—	(530)
Release of stock-based awards [1]	11	—	(1,768)	—	—	—	(1,768)
Repurchases of common stock [2]	(1,402)	(14)	(4,507)	(264,717)	—	—	(269,238)
Stock-based compensation expense	—	—	29,904	—	—	—	29,904
Dividends declared	—	—	—	(81,698)	—	—	(81,698)
Balance at November 2, 2025	120,399	$1,205	$567,873	$1,517,368	$(16,473)	$(2,015)	$2,067,958
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $4.7 million as of November 2, 2025, which is recorded in retained earnings.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 28, 2024	128,301	$1,284	$587,960	$1,555,595	$(15,552)	$(1,426)	$2,127,861
Net earnings	—	—	—	260,416	—	—	260,416
Foreign currency translation adjustments	—	—	—	—	(1,342)	—	(1,342)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1	—	1
Release of stock-based awards [1]	687	6	(86,787)	—	—	(227)	(87,008)
Repurchases of common stock	(313)	(2)	(957)	(42,822)	—	—	(43,781)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(1,218)	—	—	1,218	—
Stock-based compensation expense	—	—	22,191	—	—	—	22,191
Dividends declared	—	—	—	(74,030)	—	—	(74,030)
Balance at April 28, 2024	128,675	$1,288	$521,189	$1,699,159	$(16,893)	$(435)	$2,204,308
Net earnings	—	—	—	216,855	—	—	216,855
Foreign currency translation adjustments	—	—	—	—	(49)	—	(49)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	94	—	94
Release of stock-based awards [1]	35	—	(1,842)	—	—	—	(1,842)
Repurchases of common stock [2]	(922)	(10)	(2,808)	(127,700)	—	—	(130,518)
Stock-based compensation expense	—	—	21,633	—	—	—	21,633
Dividends declared	—	—	—	(74,391)	—	—	(74,391)
Balance at July 28, 2024	127,788	$1,278	$538,172	$1,713,923	$(16,848)	$(435)	$2,236,090
Net earnings	—	—	—	237,262	—	—	237,262
Foreign currency translation adjustments	—	—	—	—	(13)	—	(13)
Release of stock-based awards [1]	17	—	(1,883)	—	—	—	(1,883)
Repurchases of common stock [2]	(3,929)	(39)	(12,155)	(526,955)	—	—	(539,149)
Stock-based compensation expense	—	—	21,071	—	—	—	21,071
Dividends declared	—	—	—	(72,600)	—	—	(72,600)
Balance at October 27, 2024	123,876	$1,239	$545,205	$1,351,630	$(16,861)	$(435)	$1,880,778

1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $6.0 million as of October 27, 2024, which is recorded in retained earnings.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirty-nine Weeks Ended
(In thousands)	November 2, 2025	October 27, 2024
Cash flows from operating activities:
Net earnings	$720,417	$714,533
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	170,676	171,657
Loss on disposal/impairment of assets	5,138	4,494
Non-cash lease expense	185,302	192,501
Deferred income taxes	19,437	(9,003)
Tax benefit related to stock-based awards	11,686	10,472
Stock-based compensation expense	77,152	66,061
Other	(1,840)	(2,205)
Changes in:
Accounts receivable	(517)	17,287
Merchandise inventories	(196,061)	(150,055)
Prepaid expenses and other assets	(33,184)	(21,393)
Accounts payable	5,024	37,239
Accrued expenses and other liabilities	(31,686)	(36,598)
Gift card and other deferred revenue	7,348	9,367
Operating lease liabilities	(191,002)	(200,947)
Income taxes payable	(29,925)	(76,667)
Net cash provided by operating activities	717,965	726,743
Cash flows from investing activities:
Purchases of property and equipment	(178,505)	(154,354)
Other	(1,172)	360
Net cash used in investing activities	(179,677)	(153,994)
Cash flows from financing activities:
Repurchases of common stock	(555,703)	(707,477)
Payment of dividends	(236,629)	(208,861)
Tax withholdings related to stock-based awards	(69,671)	(90,733)
Debt issuance costs	(1,187)	—
Other	(6,941)	—
Net cash used in financing activities	(870,131)	(1,007,071)
Effect of exchange rates on cash and cash equivalents	3,529	(901)
Net decrease in cash and cash equivalents	(328,314)	(435,223)
Cash and cash equivalents at beginning of period	1,212,977	1,262,007
Cash and cash equivalents at end of period	$884,663	$826,784

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“Company,” “we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of November 2, 2025, February 2, 2025 and October 27, 2024, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and thirty-nine weeks then ended and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of February 2, 2025, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
The Company's fiscal year ends on the Sunday closest to January 31. All references to “fiscal 2025” represent the 52-week fiscal year that will end on February 1, 2026 and all references to “fiscal 2024” represent the 53-week fiscal year that ended February 2, 2025.
The results of operations for the thirteen and thirty-nine weeks ended November 2, 2025 are not necessarily indicative of the operating results of the full year.
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

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The improvements in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024. The application of this new guidance is not expected to have a material impact on our financial condition, results of operations, or cash flows, as the ASU pertains to disclosure only.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The ASU amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. This ASU is effective for fiscal years and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.

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
During the thirteen and thirty-nine weeks ended November 2, 2025 and October 27, 2024, we had no borrowings under our Credit Facility. Additionally, as of November 2, 2025, issued but undrawn standby letters of credit of $12.0 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Credit Facility matures on June 26, 2030, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to the Credit Facility is variable and may be elected by us as: (i) the Secured Overnight Financing Rate (“SOFR”) and an applicable margin based on our leverage ratio, ranging from 0.91% to 1.55% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.55%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of November 2, 2025, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of November 2, 2025, the aggregate amount outstanding under our letter of credit facilities was $0.6 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 7, 2025, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2026, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2027. One of the letter of credit facilities totaling $5 million matures on June 26, 2030, which is also the latest expiration date possible for future letters of credit issued under the facility.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 85.4 million shares. As of November 2, 2025, there were approximately 7.7 million shares available for future grant. Awards may be granted under our Plan to officers, associates and non-associate members of the Board of Directors of the Company or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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

Stock-Based Compensation Expense
During the thirteen and thirty-nine weeks ended November 2, 2025, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses ("SG&A") of $30.2 million and $77.2 million, respectively. During the thirteen and thirty-nine weeks ended October 27, 2024, we recognized total stock-based compensation expense, as a component of SG&A of $21.3 million and $66.1 million, respectively.
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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended November 2, 2025
Basic	$241,592	121,434	$1.99
Effect of dilutive stock-based awards		1,839
Diluted	$241,592	123,273	$1.96
Thirteen weeks ended October 27, 2024
Basic	$237,262	125,333	$1.89
Effect of dilutive stock-based awards		1,559
Diluted	$237,262	126,892	$1.87
Thirty-nine weeks ended November 2, 2025
Basic	$720,417	122,221	$5.89
Effect of dilutive stock-based awards		1,654
Diluted	$720,417	123,875	$5.82
Thirty-nine weeks ended October 27, 2024
Basic	$714,533	127,334	$5.61
Effect of dilutive stock-based awards		1,685
Diluted	$714,533	129,019	$5.54
The effect of anti-dilutive stock-based awards was not material for the thirteen and thirty-nine weeks ended November 2, 2025 and October 27, 2024, respectively.
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

The following table summarizes reported net revenues, significant segment expenses, operating income and earnings before income taxes for the thirteen and thirty-nine weeks ended November 2, 2025 and October 27, 2024.

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
(In thousands)	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net revenues	$1,882,814	$1,800,668	$5,449,687	$5,249,323
Less:
Cost of merchandise and shipping	808,545	788,152	2,345,939	2,244,301
Occupancy, excluding depreciation	149,845	138,361	437,070	419,832
Employment	312,276	288,569	895,173	843,741
Advertising	141,011	131,579	392,180	398,600
Other segment items [1]	95,053	91,189	271,728	272,897
Depreciation and amortization expense	56,941	57,787	169,682	169,909
Operating income	319,143	305,031	937,915	900,043
Interest income, net	9,785	11,802	28,398	43,063
Earnings before income taxes	$328,928	$316,833	$966,313	$943,106
1Other segment items within operating income include general expenses, which consist primarily of credit card fees, data processing expenses and administrative expenses.

The following table summarizes our net revenues by brand for the thirteen and thirty-nine weeks ended November 2, 2025 and October 27, 2024.

	For the Thirteen Weeks Ended [1]		For the Thirty-nine Weeks Ended [1]
(In thousands)	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Pottery Barn	$741,526	$718,240	$2,161,197	$2,120,898
West Elm	468,243	450,490	1,373,878	1,339,578
Williams Sonoma	276,417	252,125	782,963	730,231
Pottery Barn Kids and Teen	291,382	287,259	807,847	768,469
Other [2]	105,246	92,554	323,802	290,147
Total [3]	$1,882,814	$1,800,668	$5,449,687	$5,249,323
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations, Mark and Graham, and GreenRow.
3Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom, and our franchise businesses) of $77.1 million and $76.8 million for the thirteen weeks ended November 2, 2025 and October 27, 2024, respectively, and $232.9 million and $229.3 million for the thirty-nine weeks ended November 2, 2025 and October 27, 2024, respectively.

Long-lived assets by geographic location, which excludes deferred income taxes, goodwill, and intangible assets, are as follows:

	As of
(In thousands)	November 2, 2025	February 2, 2025	October 27, 2024
U.S.	$2,421,034	$2,268,691	$2,212,022
International	61,551	68,425	70,569
Total	$2,482,585	$2,337,116	$2,282,591
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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen weeks ended November 2, 2025, pursuant to our stock repurchase program we repurchased 1,402,750 shares of our common stock at an average cost of $190.05 per share for an aggregate cost of $266.6 million, excluding excise taxes on stock repurchases (net of issuances) of $2.6 million. During the thirty-nine weeks ended November 2, 2025, we repurchased 3,229,540 shares of our common stock at an average cost of $172.07 per share for an aggregate cost of $555.7 million, excluding excise taxes on stock repurchases (net of issuances) of $4.7 million. As of November 2, 2025, there was $636.8 million remaining under our September 2024 stock repurchase authorization. In November 2025, our Board of Directors approved a new $1.0 billion stock repurchase authorization, which will become effective once our September 2024 authorization is fully utilized.
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
As of November 2, 2025, February 2, 2025 and October 27, 2024, we held treasury stock of $2.0 million, $0.4 million and $0.4 million, respectively, that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and market conditions.
Dividends
We declared cash dividends of $0.66 and $0.57 per common share during the thirteen weeks ended November 2, 2025 and October 27, 2024, respectively.
We declared cash dividends of $1.98 and $1.71 during the thirty-nine weeks ended November 2, 2025 and October 27, 2024, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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
During the thirteen weeks ended November 2, 2025, no impairment charges were recognized. During the thirty-nine weeks ended November 2, 2025, we recognized impairment charges of $0.3 million. During the thirteen and thirty-nine weeks ended October 27, 2024, we recognized impairment charges of $1.6 million and $2.9 million, respectively.
There were no transfers in and out of Level 3 categories during the thirteen and thirty-nine weeks ended November 2, 2025 and October 27, 2024.

NOTE I. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 2, 2025	$(21,593)	$—	$(21,593)
Foreign currency translation adjustments	5,170	—	5,170
Other comprehensive income (loss)	5,170	—	5,170
Balance at May 4, 2025	$(16,423)	$—	$(16,423)
Foreign currency translation adjustments	480	—	480
Other comprehensive income (loss)	480	—	480
Balance at August 3, 2025	$(15,943)	$—	$(15,943)
Foreign currency translation adjustments	(530)	—	(530)
Other comprehensive income (loss)	(530)	—	(530)
Balance at November 2, 2025	$(16,473)	$—	$(16,473)

Balance at January 28, 2024	$(15,457)	$(95)	$(15,552)
Foreign currency translation adjustments	(1,342)	—	(1,342)
Change in fair value of derivative financial instruments	—	1	1
Other comprehensive income (loss)	(1,342)	1	(1,341)
Balance at April 28, 2024	$(16,799)	$(94)	$(16,893)
Foreign currency translation adjustments	(49)	—	(49)
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	94	94
Other comprehensive income (loss)	(49)	94	45
Balance at July 28, 2024	$(16,848)	$—	$(16,848)
Foreign currency translation adjustments	(13)	—	(13)
Other comprehensive income (loss)	(13)	—	(13)
Balance at October 27, 2024	$(16,861)	$—	$(16,861)

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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of November 2, 2025, February 2, 2025 and October 27, 2024, we recorded a liability for expected sales returns of $32.1 million, $42.7 million and $29.2 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of $9.0 million, $12.1 million and $7.2 million, respectively, within other current assets in our Condensed Consolidated Balance Sheets.
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
As of November 2, 2025, February 2, 2025 and October 27, 2024, we had recorded $592.5 million, $584.8 million and $583.0 million, respectively, for gift card and other deferred revenue within current liabilities in our Condensed Consolidated Balance Sheets.

NOTE K. INCOME TAXES
The effective tax rate was 25.4% for the first thirty-nine weeks of fiscal 2025, compared to 24.2% for the first thirty-nine weeks of fiscal 2024. The increase was primarily driven by (i) lower excess tax benefit from stock-based compensation in the first thirty-nine weeks of fiscal 2025, (ii) the tax effect of the change in earnings mix and (iii) the tax benefit of state amended returns filed in fiscal 2024.
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
Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“Framework”) in 2021, a number of countries have begun to enact legislation to implement the OECD international tax framework, including the Pillar Two minimum tax regime. Our subsidiaries were not subject to Pillar Two minimum tax in the first thirty-nine weeks of fiscal 2025. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, and monitoring legislative developments by other countries, especially in the regions in which we operate.
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
Management evaluated the materiality of the above items based on an analysis of quantitative and qualitative factors and concluded they were not material to the interim periods of fiscal 2024, individually or in aggregate. The following tables reflect the effects of the correction on all affected line items of our previously reported Condensed Consolidated Financial Statements for the thirteen and thirty-nine weeks ended October 27, 2024:

Condensed Consolidated Statements of Earnings (unaudited)

	For the Thirteen Weeks Ended			For the Thirty-nine Weeks Ended
	October 27, 2024			October 27, 2024
(In thousands, except per share amounts)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Cost of goods sold	$958,953	$24,149	$983,102	$2,778,767	$53,882	$2,832,649
Gross profit	841,715	(24,149)	817,566	2,470,556	(53,882)	2,416,674
Selling, general and administrative expenses	521,072	(8,537)	512,535	1,536,169	(19,538)	1,516,631
Operating income	320,643	(15,612)	305,031	934,387	(34,344)	900,043
Earnings before income taxes	332,445	(15,612)	316,833	977,450	(34,344)	943,106
Income taxes	83,492	(3,921)	79,571	237,086	(8,513)	228,573
Net earnings	$248,953	$(11,691)	$237,262	$740,364	$(25,831)	$714,533

Basic earnings per share	$1.99	$(0.10)	$1.89	$5.81	$(0.20)	$5.61
Diluted earnings per share	$1.96	$(0.09)	$1.87	$5.74	$(0.20)	$5.54

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	For the Thirteen Weeks Ended October 27, 2024			For the Thirty-nine Weeks Ended October 27, 2024
(In thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net earnings	$248,953	$(11,691)	$237,262	$740,364	$(25,831)	$714,533
Comprehensive income	$248,940	$(11,691)	$237,249	$739,055	$(25,831)	$713,224

Condensed Consolidated Balance Sheets (unaudited)

	As of October 27, 2024
(In thousands)	As Previously Reported	Adjustments	As Corrected
Merchandise inventories, net	$1,450,135	$(53,882)	$1,396,253
Total current assets	2,486,781	(53,882)	2,432,899
Total assets	4,968,340	(53,882)	4,914,458

Accrued expenses	235,146	(19,538)	215,608
Income taxes payable	28,400	(8,513)	19,887
Total current liabilities	1,845,310	(28,051)	1,817,259
Total liabilities	3,061,731	(28,051)	3,033,680

Retained earnings	1,377,461	(25,831)	1,351,630
Total stockholders’ equity	1,906,609	(25,831)	1,880,778
Total liabilities and stockholders’ equity	$4,968,340	$(53,882)	$4,914,458

Condensed Consolidated Statements of Stockholders' Equity (unaudited)

	Retained Earnings	Total Stockholders’ Equity
(In thousands)
As Previously Reported
Balance at January 28, 2024	$1,555,595	$2,127,861
Net earnings	265,666	265,666
Balance at April 28, 2024	1,704,409	2,209,558
Net earnings	225,745	225,745
Balance at July 28, 2024	1,728,063	2,250,230
Net earnings	248,953	248,953
Balance at October 27, 2024	1,377,461	1,906,609
Adjustments
Net earnings	(5,250)	(5,250)
Balance at April 28, 2024	(5,250)	(5,250)
Net earnings	(8,890)	(8,890)
Balance at July 28, 2024	(14,140)	(14,140)
Net earnings	(11,691)	(11,691)
Balance at October 27, 2024	(25,831)	(25,831)
As Corrected
Balance at January 28, 2024	1,555,595	2,127,861
Net earnings	260,416	260,416
Balance at April 28, 2024	1,699,159	2,204,308
Net earnings	216,855	216,855
Balance at July 28, 2024	1,713,923	2,236,090
Net earnings	237,262	237,262
Balance at October 27, 2024	$1,351,630	$1,880,778

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Thirty-nine Weeks Ended October 27, 2024
(In thousands)	As Previously Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net earnings	$740,364	$(25,831)	$714,533
Changes in:
Merchandise inventories	(203,937)	53,882	(150,055)
Accrued expenses and other liabilities	(17,060)	(19,538)	(36,598)
Income taxes payable	(68,154)	(8,513)	(76,667)
Net cash provided by operating activities	$726,743	$—	$726,743

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
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended November 2, 2025 (“third quarter of fiscal 2025”), as compared to the thirteen weeks ended October 27, 2024 (“third quarter of fiscal 2024”) and thirty-nine weeks ended November 2, 2025 ("first thirty-nine weeks of fiscal 2025"), as compared to the thirty-nine weeks ended October 27, 2024 ("first thirty-nine weeks of fiscal 2024"), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
Third Quarter of Fiscal 2025 Financial Results
Net revenues in the third quarter of fiscal 2025 increased $82.1 million or 4.6%, with company comp growth of 4.0%. This increase was driven by strong non-furniture and furniture sales, including new product introductions and collaborations, as well as higher full-price selling. From a channel perspective, the company comp growth of 4.0% was driven by comp growth of 8.5% in our retail channel and comp growth of 1.9% in our e-commerce channel.
In the third quarter of fiscal 2025, Pottery Barn, our largest brand, saw comparable brand revenue (“brand comp”) growth of 1.3% driven by strength in large-ticket items, including furniture, upholstery and lighting, as well as a strong retail performance driven by improvements in store inventory availability, new product assortments and our design services.
The Pottery Barn Kids and Teen brands saw brand comp growth of 4.4% in the third quarter of fiscal 2025 driven by strength in collaborations, new product launches, and back-to-school and dorm offerings.
West Elm saw brand comp growth of 3.3% in the third quarter of fiscal 2025, driven by strength in new non-furniture and furniture product introductions and a strong retail performance.
The Williams Sonoma brand saw brand comp growth of 7.3% in the third quarter of fiscal 2025 with strength in the brand's kitchen business driven by electrics and cookware as well as a strong retail performance.
Finally, our emerging brands, Rejuvenation, Mark and Graham, and GreenRow, delivered double-digit brand comp growth on a combined basis.
For the third quarter of fiscal 2025, diluted earnings per share grew by 4.8% to $1.96, compared to $1.87 in the third quarter of fiscal 2024.
As of November 2, 2025, we had $884.7 million in cash and cash equivalents and generated operating cash flow of $718.0 million in the first thirty-nine weeks of fiscal 2025. In addition to our cash balance, we also ended the third quarter of fiscal 2025 with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of the business, invest $178.5 million in capital expenditures and return $792.3 million through stock repurchases and dividends to stockholders in the first thirty-nine weeks of fiscal 2025.
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

Looking Ahead
We remain focused on our three key priorities of (i) returning to growth, (ii) elevating our world-class customer service and (iii) driving earnings. We believe these key priorities will set us apart from our competition and allow us to drive long-term growth and profitability. We believe we have a powerful portfolio of brands, serving a range of categories, aesthetics, and life stages and we have built a strong omni-channel platform and infrastructure, which will position us well for the next stage of growth. However, the current uncertain macroeconomic environment, including the evolving tariff and trade policy landscape, a weak housing market, elevated interest rates, layoffs, inflationary pressure, economic uncertainty and global geopolitical instability could negatively impact our business. Since the end of the first quarter of fiscal 2025, the tariff environment has materially evolved. Specifically, our incremental tariff rate has more than doubled from 14% in May 2025 to 29% as of this Quarterly Report on Form 10-Q. These tariffs, as well as any future tariffs, are expected to result in increased cost for imported materials and finished goods. While we believe that we can offset a portion of these costs, we may not be able to offset all the additional costs. Our inability to minimize the impact of tariffs on our products, increase prices or find alternative sources for our products may have a material impact on our earnings. For information on risks, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
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
Third Quarter of Fiscal 2025 vs. Third Quarter of Fiscal 2024
Net revenues in the third quarter of fiscal 2025 increased $82.1 million or 4.6%, with company comp growth of 4.0%. This increase was driven by strong non-furniture and furniture sales, including new product introductions and collaborations, as well as higher full-price selling. From a channel perspective, the company comp growth of 4.0% was driven by comp growth of 8.5% in our retail channel and comp growth of 1.9% in our e-commerce channel.
First Thirty-nine Weeks of Fiscal 2025 vs. First Thirty-nine Weeks of Fiscal 2024
Net revenues in the first thirty-nine weeks of fiscal 2025 increased by $200.4 million, or 3.8%, with company comp growth of 3.7%. This was driven by strong non-furniture and furniture sales, including new product introductions and collaborations, as well as higher full-price selling. From a channel perspective, the company comp growth of 3.7% was driven by comp growth of 7.4% in our retail channel and comp growth of 2.0% in our e-commerce channel. Both channels benefited from improved in-stock inventory levels.
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

	For the Thirteen Weeks Ended [1]		For the Thirty-nine Weeks Ended [1]
Comparable brand revenue growth (decline)	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Pottery Barn	1.3%	(7.5)%	1.5%	(8.4)%
West Elm	3.3	(3.5)	2.3	(4.1)
Williams Sonoma	7.3	(0.1)	6.6	0.0
Pottery Barn Kids and Teen	4.4	3.8	4.5	2.7
Total [2]	4.0%	(2.9)%	3.7%	(3.7)%
1 Comparable brand revenue includes business-to-business revenues within each brand.
2 Total comparable brand revenue growth (decline) includes the results of Rejuvenation, Mark and Graham, and GreenRow.

STORE DATA

	Store Count					Average Leased Square Footage Per Store
	August 3, 2025	Openings	Closings	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Pottery Barn	181	2	—	183	186	15,100	15,000
Williams Sonoma	154	—	(1)	153	160	6,900	6,900
West Elm	119	—	—	119	122	13,300	13,200
Pottery Barn Kids	44	1	—	45	46	7,800	7,800
Rejuvenation	11	2	—	13	11	7,900	8,100
Total	509	5	(1)	513	525	11,400	11,400
Store selling square footage at period-end						3,817,000	3,886,000
Store leased square footage at period-end						5,844,000	5,972,000
GROSS PROFIT
Gross profit is equal to our net revenues less cost of goods sold. Cost of goods sold includes (i) cost of goods, which consists of cost of merchandise, inbound freight expenses, freight-to-store expenses, tariff expenses and other inventory related costs such as replacements, damages, obsolescence and shrinkage, (ii) occupancy expenses, which consists of rent, other occupancy costs (including property taxes, common area maintenance and utilities) and depreciation, and (iii) shipping costs, which consists of third-party delivery services and shipping materials.
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

	For the Thirteen Weeks Ended				For the Thirty-nine Weeks Ended
(In thousands)	November 2, 2025	% Net Revenues	October 27, 2024	% Net Revenues	November 2, 2025	% Net Revenues	October 27, 2024	% Net Revenues
Gross profit [1]	$867,733	46.1%	$817,566	45.4%	$2,498,165	45.8%	$2,416,674	46.0%
1Includes occupancy expenses of $206.5 million and $195.0 million for the third quarter of fiscal 2025 and fiscal 2024, respectively, and $605.6 million and $588.3 million for the first thirty-nine weeks of fiscal 2025 and fiscal 2024, respectively.
Third Quarter of Fiscal 2025 vs. Third Quarter of Fiscal 2024
Gross profit increased $50.2 million, or 6.1%, compared to the third quarter of fiscal 2024. Gross margin increased to 46.1% from 45.4% in the third quarter of fiscal 2024. This increase in gross margin of 70 basis points was primarily driven by higher merchandise margins of 60 basis points due to (i) the flow-through of tariffs into cost of goods sold being slower than anticipated due to delayed tariff effective dates, (ii) results from our tariff mitigation plan, including select price increases, and (iii) lower inbound transportation costs. Additionally, supply chain efficiencies contributed 30 basis points, including reductions in outbound shipping expense, damages, replacements and accommodations. These improvements were partially offset by higher occupancy costs of 20 basis points due to our retail outperformance and the higher occupancy costs in that channel.
First Thirty-nine Weeks of Fiscal 2025 vs. First Thirty-nine Weeks of Fiscal 2024
Gross profit increased $81.5 million, or 3.4%, compared to the first thirty-nine weeks of fiscal 2024. Gross margin decreased to 45.8% from 46.0% in the first thirty-nine weeks of fiscal 2024. This decrease in gross margin of 20 basis points was driven by (i) the out-of-period freight adjustment in the first quarter of fiscal 2024 of 90 basis points, partially offset by (ii) supply chain efficiencies of 40 basis points, including reductions in damages, replacements and accommodations, (iii) higher merchandise margins of 20 basis points, and (iv) the leverage of occupancy costs of 10 basis points resulting from higher sales.

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

	For the Thirteen Weeks Ended				For the Thirty-nine Weeks Ended
(In thousands)	November 2, 2025	% Net Revenues	October 27, 2024	% Net Revenues	November 2, 2025	% Net Revenues	October 27, 2024	% Net Revenues
Selling, general and administrative expenses	$548,590	29.1%	$512,535	28.5%	$1,560,250	28.6%	$1,516,631	28.9%
Third Quarter of Fiscal 2025 vs. Third Quarter of Fiscal 2024
SG&A increased $36.1 million, or 7.0%, compared to the third quarter of fiscal 2024. SG&A as a percentage of net revenues increased to 29.1% from 28.5% in the third quarter of fiscal 2024. This increase of 60 basis points was primarily driven by (i) an increase in employment expense of 50 basis points due to higher performance-based incentive compensation and (ii) an increase in advertising expenses of 20 basis points, partially offset by (iii) general expense leverage of 10 basis points.
First Thirty-nine Weeks of Fiscal 2025 vs. First Thirty-nine Weeks of Fiscal 2024
SG&A increased $43.6 million, or 2.9%, compared to the first thirty-nine weeks of fiscal 2024. SG&A as a percentage of net revenues decreased to 28.6% from 28.9% in the first thirty-nine weeks of fiscal 2024. This leverage of 30 basis points was primarily driven by (i) lower advertising expenses of 40 basis points and (ii) lower general expenses of 20 basis points, partially offset by (iii) an increase in employment expense of 30 basis points due to higher performance-based incentive compensation.
INCOME TAXES
The effective tax rate was 25.4% for the first thirty-nine weeks of fiscal 2025, compared to 24.2% for the first thirty-nine weeks of fiscal 2024. The increase was primarily driven by (i) lower excess tax benefit from stock-based compensation in the first thirty-nine weeks of fiscal 2025, (ii) the tax effect of the change in earnings mix and (iii) the tax benefit of state amended returns filed in fiscal 2024.
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
Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“Framework”) in 2021, a number of countries have begun to enact legislation to implement the OECD international tax framework, including the Pillar Two minimum tax regime. Our subsidiaries were not subject to Pillar Two minimum tax in the first thirty-nine weeks of fiscal 2025. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, and monitoring legislative developments by other countries, especially in the regions in which we operate.
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
Liquidity Outlook
For the remainder of fiscal 2025, we plan to use our cash resources to fund our inventory purchases, employment-related costs, advertising and marketing initiatives, rental payments on our leases, capital expenditures, dividend payments, stock repurchases, and the payment of income taxes.

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
Sources of Liquidity
As of November 2, 2025, we held $884.7 million in cash and cash equivalents, the majority of which was held in money market funds and interest-bearing demand deposit accounts, and of which $64.2 million was held by our international subsidiaries. Consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
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
During the thirteen and thirty-nine weeks ended November 2, 2025 and October 27, 2024, we had no borrowings under our Credit Facility. Additionally, as of November 2, 2025, issued but undrawn standby letters of credit of $12.0 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of November 2, 2025, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of November 2, 2025, the aggregate amount outstanding under our letter of credit facilities was $0.6 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 7, 2025, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2026, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2027. One of the letter of credit facilities totaling $5 million matures on June 26, 2030, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For the first thirty-nine weeks of fiscal 2025, net cash provided by operating activities was $718.0 million compared to $726.7 million for the first thirty-nine weeks of fiscal 2024, and was primarily attributable to net earnings adjusted for non-cash items, partially offset by higher spending on merchandise inventories (as a result of increased tariff costs and timing of receipts). Net cash provided by operating activities compared to the first thirty-nine weeks of fiscal 2024 decreased primarily due to higher spending on merchandise inventories, partially offset by an increase in income taxes payable.
Cash Flows from Investing Activities
For the first thirty-nine weeks of fiscal 2025, net cash used in investing activities was $179.7 million compared to $154.0 million for the first thirty-nine weeks of fiscal 2024, and was primarily attributable to purchases of property and equipment related to technology, store construction and supply chain enhancements.
Cash Flows from Financing Activities
For the first thirty-nine weeks of fiscal 2025, net cash used in financing activities was $870.1 million compared to $1.0 billion for the first thirty-nine weeks of fiscal 2024, primarily driven by repurchases of our common stock, payment of dividends and remittance of tax withholdings related to stock-based awards. Net cash used in financing activities for the first thirty-nine weeks of fiscal 2025 decreased compared to the first thirty-nine weeks of fiscal 2024, due to a decrease in repurchases of our common stock.

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
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the third quarter of fiscal 2025, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
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
Interest Rate Risk
Our Credit Facility has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the third quarter of fiscal 2025, we had no borrowings under our Credit Facility.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of November 2, 2025, our investments, made primarily in money market funds and interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from suppliers outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during the third quarter of fiscal 2025 or the third quarter of fiscal 2024. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our suppliers in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the third quarter of fiscal 2025 or the third quarter of fiscal 2024, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current Condensed Consolidated Financial Statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of November 2, 2025, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of November 2, 2025 with respect to shares of common stock we repurchased during the third quarter of fiscal 2025 under the $1.0 billion stock repurchase authorization announced in September 2024 (the “September 2024 authorization”).

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
August 4, 2025 - August 31, 2025	—	$—	—	$903,415,000
September 1, 2025 - September 28, 2025	—	$—	—	$903,415,000
September 29, 2025 - November 2, 2025	1,402,750	$190.05	1,402,750	$636,820,000
Total	1,402,750	$190.05	1,402,750	$636,820,000
1 Excludes shares withheld for employee taxes upon vesting of stock-based awards.
Additionally, in November 2025, we announced our Board of Directors approved a new $1.0 billion stock repurchase authorization (together with the September 2024 authorization, “our program”), which will become effective once our September 2024 authorization is fully utilized. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the third quarter of fiscal 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement [1]	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration	Date Terminated
Laura Alber, Director, President and Chief Executive Officer	October 2, 2025	Rule 10b5-1 Trading Arrangement	Up to 210,000 shares to be sold	January 15, 2026 through January 8, 2027	N/A
Karalyn Yearout, Executive Vice President and Chief Talent Officer	October 15, 2025	Rule 10b5-1 Trading Arrangement	Up to 7,250 shares to be sold [2]	January 14, 2026 through December 15, 2026	N/A
1     Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.
2    This number includes shares of our common stock issuable pursuant to unvested restricted stock units and unvested performance stock units (“PSUs”). The PSUs are subject to the achievement of certain performance conditions as set forth in the applicable PSU agreement. The actual number of PSUs that vest following the end of the applicable performance period, if any, and therefore the resulting shares of our common stock available for sale under the plan will depend on the attainment of the performance metrics.

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: November 25, 2025