Form 10-K
period 2026-02-01
WILLIAMS SONOMA INC
filed 2026-03-26
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2026.
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

As of August 3, 2025, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $22,608,389,080 based on the closing sale price as reported on the New York Stock Exchange on such date. It is assumed for purposes of this computation that an affiliate includes all persons as of August 3, 2025 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held by non-affiliates in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.
As of March 22, 2026, 119,016,049 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the letter to stockholders contained in this Annual Report contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such statements. Such forward-looking statements include, without limitation, statements related to: our ability to provide products that are designed and built for durability and longevity at competitive prices; changes in and the related impact of U.S. (federal, state and local) and international tax laws and trade policies and regulations; our ability to mitigate current and potential future tariffs; the complementary nature of our e-commerce and retail channels; the plans, strategies, initiatives and objectives of management for future operations; our ability to execute strategic priorities and growth initiatives, including those regarding digital leadership, product and technology innovation, cross-brand initiatives, retail transformation and operational excellence; the strength of our business and our brands; our marketing efforts; our ability to provide world-class customer service through supply chain improvements; our belief that our key differentiators, growth strategies and the efficiencies of our operating model will allow us to reduce costs and manage inventory levels in both the short- and long-term; the highly competitive nature of our industry; our beliefs about our competitive advantages and areas of potential future growth in the market; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our ability to protect our intellectual property rights; our ability to comply with the laws, rules and regulations of the U.S. and multiple foreign jurisdictions in which we operate; factors, including but not limited to general economic conditions, inflationary pressures, consumer disposable income, rising fuel prices, recession and fears of recession, unemployment, war and fears of war, adverse weather, availability of consumer credit, conditions in the housing market, elevated interest rates, and consumer confidence in current and future economic conditions that can affect consumer spending; the impact of periods of decreased home purchases; challenges we may face growing our business-to-business division; our ability to anticipate consumer preferences and buying trends overall and as they relate to specific brands; effective inventory management; timely and effective sourcing of merchandise from our foreign and domestic suppliers and delivery of merchandise through our supply chain to our stores and customers; factors, including but not limited to fuel costs, labor disputes, union organizing activity, geopolitical instability, and acts of terrorism and war, that can affect the global supply chain, including our third-party providers; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our ability to successfully manage our order-taking and fulfillment operations; our ability to protect our brand reputation; our ability to respond to the growing use of and also adopt new technologies, including artificial intelligence; changes to our technology; uncertainties in e-marketing infrastructure and regulation; our belief in the reasonableness of the steps taken by us and our suppliers to protect the security and confidentiality of the information we collect; multi-channel and multi-brand complexities; our retail initiatives; our brands, products and related initiatives, including our ability to introduce new products, product lines, brands, and brand extensions, and bring in new customers; our belief in the ultimate resolution of current legal proceedings; challenges associated with our global presence and expansion efforts; shortages of raw materials used to make our products; the impact of non-adherence by our suppliers to our global compliance program and quality control standards; the effects of fluctuations in foreign currency rates and the impact of our hedging against such risks; our ability to maintain proper and effective internal controls; our compliance with financial covenants; disruptions in the financial markets; our ability to control employment, advertising, occupancy and other operating costs; the adequacy of our insurance coverage; our stock repurchase program; payment of dividends; the impact of new accounting pronouncements; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations; our belief regarding the effects of potential losses under our indemnification obligations; the effects of changes in our inventory reserves; our ability to deliver core-brand growth and growth from our emerging brands; our ability to drive long-term sustainable returns; our capital allocation strategy in fiscal 2026; our planned use of cash in fiscal 2026; projections of earnings, revenues, growth and other financial items; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,”

“may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.
The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings with the SEC, which are available on the SEC’s website at www.sec.gov. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

WILLIAMS-SONOMA, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED FEBRUARY 1, 2026

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
In the decades that followed, our commitment to product quality, our ability to identify new market opportunities and our people-first business approach have driven our expansion beyond the kitchen into nearly every area of the home, as well as the places where our customers work, stay and play. Our in-house design capabilities and vertically integrated sourcing organization allow us to deliver high-quality, lasting products at competitive prices. Through our e-commerce platform, our in-house marketing and data analytics teams optimize our digital spend and customer connections. We have expanded our in-store services to not only provide world-class customer service but to also serve as design centers and omni-fulfillment hubs.
We are the world’s largest digital-first, design-led and sustainable home retailer. Our brands — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow — represent distinct merchandise strategies that are marketed through e-commerce, direct-mail catalogs, retail stores, and business-to-business. These brands collectively support The Key Rewards, our loyalty and credit card program that offers members exclusive benefits. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom and have unaffiliated franchisees that operate stores in Mexico, South Korea, India and the Philippines, as well as e-commerce websites in certain locations.
We are focused on three key priorities — accelerating growth, delivering world-class customer service and driving earnings. We believe our growth will be driven by our business strategies in each of our core businesses, our business-to-business division and our emerging brands. We continue to improve our world-class customer service by driving supply chain improvements, with a focus on reduced out-of-market and multiple shipments, fewer customer accommodations, lower returns and damages, and reduced replacements. Additionally, we see opportunity to drive margin by focusing on full-price selling and cost negotiations. We have a powerful portfolio of brands, serving a range of categories, aesthetics and life stages, and we have built a strong omni-channel platform and infrastructure, which will position us well for the next stage of growth.
Williams Sonoma
From the beginning, our namesake brand, Williams Sonoma, has been bringing people together around food. A leading specialty retailer of high-quality products for the kitchen and home, the brand seeks to provide world-class service and an engaging customer experience. Williams Sonoma products offer everything for cooking, dining and entertaining, including: cookware, tools, electrics, cutlery, tabletop and bar, food, outdoor, furniture and a vast library of cookbooks. Williams Sonoma Home, a premium concept that offers classic home furnishings and decorative accessories, extends the Williams Sonoma lifestyle beyond the kitchen into nearly every room of the home.
Pottery Barn
Established in 1949 and acquired by Williams-Sonoma, Inc. in 1986, Pottery Barn is a premier omni-channel home furnishings retailer. America’s most meaningful, beautiful design source, Pottery Barn brings together good products, people and values — seeking inspiration, quality and world-class customer service in everything the brand does. Thoughtfully designed and crafted to last, Pottery Barn’s furniture, bedding, lighting, rugs, table essentials, decorative accessories and more can be loved for a lifetime.
Pottery Barn Kids
Founded in 1999, Pottery Barn Kids’ mission is to bring the utmost in quality, safety and style into every family’s home. Kids are, and have always been, the inspiration behind Pottery Barn Kids. Pottery Barn Kids’ products are designed to meet the highest child safety standards and are expertly crafted from the best materials to last beyond the childhood years.
West Elm
Born in Brooklyn, New York, in 2002, West Elm is dedicated to transforming people’s spaces through creativity, style and purpose. West Elm creates unique, modern and affordable home décor and curates a selection of goods that are crafted by makers from across the world.
Pottery Barn Teen
Launched in 2003, Pottery Barn Teen is the first home concept to focus exclusively on the teen market and offers a collection of long-lasting furniture and stylish decor. The brand’s mission is to bring the best in quality, style and value to every teen’s bedroom, dorm and more.
Rejuvenation
Rejuvenation, founded in 1977, was acquired by Williams-Sonoma, Inc. in 2011. Headquartered in Portland, Oregon, the brand offers a broad assortment of lighting, hardware, furniture and home décor inspired by history, designed for today and crafted to last for years to come. Rejuvenation’s made-to-order lighting and hardware are manufactured at and distributed from its Portland facility.
Mark and Graham
Established in 2012, Mark and Graham is a leading monogrammed lifestyle brand offering thoughtfully designed personalized products and custom gifts for every stage of life, across home, travel, pet, and baby and kids. The digitally-native brand is known for its high-quality, in-house designed collections, spanning decor, luggage, handbags and everyday essentials, all customizable with hundreds of monograms.
GreenRow
Launched in 2023, GreenRow specializes in the use of sustainable materials and artisan manufacturing practices. The brand works with a world-class network of makers to create a collection of vibrant, vintage-inspired pieces, responsibly sourced and designed to last.

OPERATIONS
As of February 1, 2026, we operated the following brands: Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow. These brands represent distinct merchandise strategies and sell our products through our e-commerce websites, direct-mail catalogs, retail stores and business-to-business. Our e-commerce and retail businesses complement each other by meeting customers where they are; building brand awareness and acting as effective advertising vehicles. Our ability to leverage insights, our omni-channel positioning and our marketing efforts, focused on digital advertising complemented by targeted catalogs, drive sales to each of our channels. Consistent with our published privacy policies, we leverage our proprietary customer file, which is a unified view of customers across our brands and channels, for digital, email and catalog marketing purposes, augmented by models developed by our in-house marketing and data analytics teams. Our retail stores serve as billboards for our brands, which we believe inspire new and existing customers to shop in stores and online. We operate 506 stores, which include 473 stores in 41 states, Washington, D.C. and Puerto Rico, 18 stores in Canada, 13 stores in Australia and 2 stores in the United Kingdom. We also have multi-year franchise agreements with third parties in Mexico, South Korea, India and the Philippines that operate 90 franchised locations as well as e-commerce websites in certain locations.
SUPPLIERS
We purchase most of our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 3% of our purchases during fiscal 2025. Approximately 19% of our products were produced in the U.S. in fiscal 2025. The remaining 81% of our merchandise purchases were sourced from foreign suppliers, with approximately 19% from China, 16% from Vietnam, 15% from India, and 31% from the rest of the world. Merchandise purchases in fiscal 2025 from Mexico and Canada were not significant. Substantially all of these purchases were negotiated and paid for in U.S. dollars. We manufacture merchandise, primarily upholstered furniture and lighting, at our facilities located in Mississippi, North Carolina, and Oregon.

The current macroeconomic environment is uncertain, and we are subject to risks that may disrupt our supply chain operations or regionalization efforts, such as tariffs, foreign currency exchange rate fluctuations, increasing labor costs and union organizing activity. Despite these challenges, we believe our key differentiators, growth initiatives and the strength of our operating model to control costs and manage inventory levels leave us well-positioned to mitigate these costs in both the short- and long-term. Refer to Item 1A. Risk Factors and to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the effect the global supply chain disruption has had and may have on our results of operations.
COMPETITION AND SEASONALITY
The specialty e-commerce and retail businesses are highly competitive. Our e-commerce websites, direct-mail catalogs and retail stores compete with other retailers, including e-commerce retailers, large department stores, discount retailers, specialty retailers offering home-centered assortments and other direct-mail catalogs. The continued shift to e-commerce has encouraged the entry of many new competitors, including those with new business models and discount retailers selling undifferentiated products at reduced prices, as well as increased competition from established companies. We compete on the basis of our brand authority, the quality of our merchandise and customer service, our proprietary customer list, e-commerce websites and marketing capabilities, and the location and appearance of our stores, as well as our in-house design, digital-first channel strategy and values. Our in-house teams design our proprietary products and work with our talented suppliers to bring high-quality, lasting products to market through our high-touch multi-channel platform.
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
As of February 1, 2026, we had approximately 19,800 employees, who we refer to as associates, who are a mix of full-time, part-time and seasonal team members. To support peak selling season, we hire part-time and seasonal associates, primarily in our retail stores, customer care centers and distribution facilities. None of our associates are represented by a collective bargaining agreement.
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
Talent Development and Career Mobility
We invest in our associates through accessible resources and structured training programs that help them to navigate and foster meaningful careers. We offer the opportunity to do impactful work and learn on the job, supplemented by programs designed to build individual, team and leadership skills. We offer in-person and online learning, as well as professional development courses, such as goal setting and leadership training. Our Advisor Program matches associates and leaders from across the Company to form advisor/advisee relationships, providing associates with career guidance and support in working through career aspirations and development goals. We also host learning programs to further build skills and career opportunities for associates, notably focused on design, technical and core retail skills. We foster other team-based programs to develop talent at all levels of the Company, supplying associates with new skills and training. Through these programs, we give our associates the tools to succeed, continue learning and develop their careers while building a strong talent bench to support our future success.
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
Safety/Health and Wellness
We prioritize providing a safe and healthy work environment for our associates and customers. Aligned with our values, we strive to continuously improve our work environments to keep our associates and customers as safe as possible. Our efforts include:
•Incident and hazard reporting;
•Standard operating procedures aimed at reducing risk of injury;
•Associate and management training;
•Promotion of best practices; and
•Measurement of key safety metrics.
Additionally, we have several systems under which associates can report incidents or discrimination confidentially or anonymously and without fear of reprisal.
Compensation and Benefits
We offer a competitive total rewards package designed to put our associates’ health and well-being, and that of their families, at the forefront. Depending on position and location, associates may be eligible for: 401(k) plan, with company matching, and other investment opportunities; paid time-off (vacations, holidays and sick leave); health, dental and vision insurance; health and dependent care tax-free spending accounts; medical, family and bereavement leave; paid maternity/primary caregiver benefits; tax-free commuter benefits; wellness programs including telehealth visits; associate merchandise discount; access to free mental health services; an annual short-term incentive program; long-term equity awards; paid time off to volunteer; and matching donations to qualifying nonprofit organizations. As we strive to keep health care affordable, we are looking to minimize cost increases to associates while adding high-value offerings that take care of our associates' physical, mental and financial well-being.
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
Product Sustainability
Our focus on sustainable products that are designed and built for durability and longevity adds value to our business and is a competitive advantage. We know that customers prefer high quality, sustainable products that last, based on product sales and customer surveys. As a multinational retailer with a global supply chain, we are committed to energy efficiency, supplier engagement and preferred raw materials. In 2025, our work in this regard continued to earn recognition across our industry.

INTELLECTUAL PROPERTY
We regard our intellectual property assets and proprietary rights as key factors to our success, and we rely on trademark, copyright and patent laws, trade secret protection, and confidentiality and/or license agreements to protect our valuable rights. Generally, exclusive rights to our intellectual property assets are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under licenses. As of February 1, 2026, we own and/or have applied to register approximately 220 unique trademarks or service marks in the U.S. as well as in 95 additional jurisdictions. These marks include our brand names as well as the names and branding of certain key products and services. Our brand names including “Williams Sonoma,” “Pottery Barn,” “pottery barn kids,” “Pottery Barn Teen,” “west elm,” “Williams Sonoma Home,” “Rejuvenation,” “Mark and Graham” and “GreenRow” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. As of February 1, 2026, we also own approximately 380 patents in connection with certain product designs, inventions and proprietary technology. Patents in the U.S. are generally valid for 15 to 20 years as long as their registrations are properly maintained. In addition, as of February 1, 2026, we own over 1,200 copyright registrations at the U.S. Copyright Office and numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “potterybarnteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com,” “markandgraham.com” and “greenrow.com.” We also own numerous trade dress rights, trade secrets and other legal rights to our proprietary designs, product packaging, catalogs, website designs, e-commerce technologies and store designs, among other things. Collectively, the intellectual property rights and proprietary technology that we hold are of material importance to us.
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
AVAILABLE INFORMATION
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission (“SEC”) maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Williams-Sonoma, Inc. and other companies that file materials electronically with the SEC. Our annual reports, Forms 10-K, Forms 10-Q, Forms 8-K and proxy and information statements, and any amendments thereto, are also available, free of charge, on our website at www.williams-sonomainc.com.
Investors and others should note that we announce material financial and operational information to our investors on our Investor Relations website (http://ir.williams-sonomainc.com) and through press releases, SEC filings, public conference calls and webcasts. We and our brands may also use LinkedIn as a means of disclosing information about Williams-Sonoma and for complying with disclosure obligations under Regulation FD. Information on our websites and any information posted on LinkedIn is not, and will not, be deemed a part of this report or incorporated into any other filings we make with the SEC, unless expressly noted.

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
•If we are unable to identify and analyze factors affecting our business and anticipate changing consumer preferences and buying trends our sales levels and operating results may decline.
•Our business and operating results may be harmed if we are unable to manage our inventory and timely and effectively deliver merchandise to our stores and customers.
•Our inability to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.
•We must protect and maintain our brand image and reputation.
•Our industry is highly competitive and we face increased competition based on a number of factors that could negatively impact our sales.
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
•Declines in our comparable brand revenues may harm our operating results and cause a decline in our stock price.
•Our inability to successfully manage the costs and performance of our advertising might have a negative impact on our business.
•If we are unable to successfully manage the complexities associated with an omni-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new customers.
•A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control.
•If we are unable to protect against inventory shrink, loss of other assets and fraud, our results of operations and financial condition could be adversely affected.
•Our inability or failure to adequately secure or protect our intellectual property rights could negatively impact our business.
•We face disruption risks related to the outsourcing of certain aspects of our business to third parties, as well as challenges related to the insourcing of certain business functions.
•The operation and growth of our business may be harmed if we are unable to retain key associates, attract qualified personnel and manage employment-related costs.
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
•We depend on foreign suppliers and third-party agents for timely and effective sourcing of our raw materials and merchandise, and we may not be able to acquire such products in appropriate quantities and at acceptable prices to meet our needs.
•Our suppliers may fail to meet our quality control standards and test protocols or may fail to comply with applicable laws and regulations, which could result in delays or a product recall and could damage our reputation and negatively affect our operations and financial results.
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
•Our operating results may be harmed by unsuccessful management of our operating costs, including costs related to employment, advertising and occupancy.
•Changes to accounting rules or regulations may adversely affect our operating results.
•Changes to estimates related to our future financial projections may cause us to incur impairment charges related to our long-lived assets for our retail store locations and other property and equipment, including information technology systems, as well as goodwill and intangible assets.
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
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, inflationary pressures, consumer disposable income, rising fuel prices, recession and fears of recession, unemployment, war and fears of war (including the recent conflict with Iran), outbreaks of disease, adverse weather, availability and cost of consumer credit, consumer debt levels, conditions in the housing market, elevated interest rates, sales tax rates and rate increases, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security. In particular, past economic downturns and inflationary pressures have led to decreased discretionary spending, which adversely impacted our business. An uncertain economic environment could also cause our suppliers to go out of business or our banks to discontinue lending to us or our suppliers, or it could cause us to undergo restructurings, any of which could adversely impact our business and operating results. Adverse changes in factors affecting discretionary consumer spending or decreases in consumer spending on home products during periods of decreased home purchases, such as in the current environment, have reduced and may in the future reduce consumer demand for our products, thus reducing our sales and harming our business and operating results. These factors have affected, and may in the future affect, our various brands and channels differently.
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
If we are unable to identify and analyze factors affecting our business and anticipate changing consumer preferences and buying trends, our sales levels and operating results may decline.
Our success depends, in large part, upon our ability to identify and analyze factors affecting our business and to anticipate and respond in a timely manner to changing merchandise trends and customer demands in order to maintain and attract customers. For example, in the specialty home products business, style and color trends are constantly evolving. As a result, consumer preferences cannot be predicted with certainty and may change between selling seasons. We must be able to stay current with preferences and trends in our brands and address the customer tastes for each of our target customer demographics. Additionally, changes in customer preferences and buying trends may affect our brands differently. We must also be able to identify and adjust the offerings in each of our brands to cater to customer demands. For example, a change in customer preferences for children’s room furnishings may not correlate to a similar change in buying trends for other home furnishings. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly or may be delayed while we work to fill related backorders. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through our outlets or other liquidation channels at prices which are significantly lower than our retail prices, any of which would negatively impact our business and operating results.
Our business and operating results may be harmed if we are unable to manage our inventory and timely and effectively deliver merchandise to our stores and customers.
We must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from suppliers located outside of the U.S., resulting in ordering merchandise, and contracting for the purchase and manufacturing of such merchandise, up to twelve months and generally multiple seasons in advance of the applicable selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to our peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.
A critical component of managing inventory levels is predictability of transit times from our global suppliers to our distribution centers. Factors such as labor disputes, union organizing activity, geopolitical instability, changing tariff and trade regulations, acts of terrorism, war, outbreaks of disease, adverse weather, natural disasters, and climate change can affect the global supply chain and disrupt our business. For example, instability in the Middle East is deterring commercial vessels from traveling through the Suez Canal and the Strait of Hormuz, and as a result, vessels are now traveling around the Cape of Good Hope, South Africa, resulting in longer transit times and increased costs. Additionally, we have been, and may continue to be, affected by disruptions and delays in the shipping channels utilizing the Panama Canal. Increases in transit times as a result of disruptions in ocean transit may require adjustments to our inventory stocking strategy, which could lead to an increase in on-hand inventory and a storage challenge.
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
We cannot control all the various factors that might affect our e-commerce fulfillment rates and the timely and effective delivery of merchandise to our stores and customers. We rely upon third-party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon certain carriers for the delivery of our merchandise to our customers. Our dependence on these providers subjects us to certain risks which has caused, and could continue to cause, restrictions in shipping capacity and a related increase in costs. Such risks include: labor disputes, union organizing activity, fluctuations in fuel costs (including recent fluctuations due to the conflict with Iran), increases in regulatory burden, changing tariff and trade regulations, adverse weather, natural disasters, climate change, the potential for railway and port worker strikes, possible acts of terrorism, war, outbreaks of disease or other factors affecting such carriers’ ability to provide delivery services to meet our shipping needs. Due to these factors, transportation companies, including ocean and rail freight and trucking, have struggled and may continue to struggle to operate profitably, further restricting shipping capacity and resulting in increased fulfillment expenses and delayed fulfillment. Any such increased cost or delay in fulfillment could negatively impact the results of our business.
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
Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our customers’ connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our reliance on social media and online advertising campaigns, and more recently the growing use of artificial intelligence (“AI”) and generative AI, as well as changes to consumer behavior based on these new technologies. Even if we react appropriately to negative posts or comments about us and/or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. Additionally, as we continue to expand our utilization of collaborations with third-party brands and individuals, our reputation could be negatively impacted by the actions of our collaborative partners and any related public responses. In addition, customer sentiment could be shaped by public actions taken by our executives or employees as well as our corporate and supply chain policies and related design, sourcing and operations decisions. Failure to maintain, enhance and protect our brand image could have a material adverse effect on our results of operations.
Our industry is highly competitive and we face increased competition based on a number of factors that could negatively impact our sales.
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
•managing against increasingly competitive promotional activity;
•effectively attracting new customers and retaining existing customers;
•developing new innovative shopping experiences, like mobile applications, augmented reality and AI capabilities, that effectively engage today’s digital customers;
•effectively leveraging AI and machine learning to enhance the customer experience and streamline processes;
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
Our retail stores, corporate offices, distribution and manufacturing facilities, customer care centers, infrastructure and e-commerce operations, as well as the operations of our suppliers from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods or other volatile weather, climate change, power losses, government-mandated shutdowns, telecommunications failures, hardware and software failures, computer hacking, cybersecurity breaches, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our suppliers, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our available insurance coverage.

Our aspirations, goals and disclosures related to our sustainability initiatives expose us to numerous risks, including risks to our reputation and stock price.
There has been continued focus from our stakeholders, including consumers, associates and investors, on our sustainability initiatives. These initiatives reflect our current plans and aspirations, and we cannot guarantee that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation, stock price and results of operations. We could also incur additional costs and require additional resources to make progress, monitor and track our performance with respect to our goals.
The standards for tracking and reporting on sustainability matters are evolving. Collecting, measuring and reporting such information and metrics can be difficult and time consuming and may require us to rely on data from third parties, such as suppliers, who may not reliably or accurately track or record such data. Our selected disclosure framework or standards may need to be changed from time to time, which may result in a lack of consistent or meaningful comparative data from period to period. In addition, our interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.
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
If our practices do not meet evolving consumer, associate, investor, regulatory body or other stakeholder expectations and standards, our results and reputation could be negatively impacted. Further, if we do not make progress on our own goals, then our reputation, our ability to attract or retain associates and our competitiveness, including as an investment and a business partner, could be negatively impacted. Our failure, or perceived failure, to pursue or meet our goals or to satisfy various reporting standards within the timelines we announce, or at all, could also expose us to government enforcement actions and private litigation. Separately, there is increased scrutiny of companies’ sustainability initiatives. Such perception of our sustainability initiatives, whether due to perceived over or under pursuit of such initiatives, may likewise result in criticism as well as potential litigation or other adverse impacts.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
We are subject to rules and regulations promulgated by a number of federal, state and local governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and new requirements have been created in response to laws enacted by U.S. federal and state legislatures, making compliance difficult and uncertain. For example, compliance with California’s climate-related reporting requirements, and any similar proposals by state regulators and international regulatory bodies, could be costly, difficult and time consuming, especially as reporting standards are still evolving. These changing rules and regulations, along with evolving stakeholder expectations, have resulted in, and are likely to continue to result in, increased general and administrative expenses and the time and attention of management.
If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.
Approximately 65% of our net revenues were generated by e-commerce sales in fiscal 2025. The success of our e-commerce business depends, in part, on third parties, platforms and factors over which we have limited control, including a limited number of our key digital platforms. We must continually respond to changing consumer preferences and buying trends relating to e-commerce usage, including an emphasis on mobile e-commerce and increasing adoption of AI-enabled shopping solutions, including personalized recommendations, chatbots and agentic checkout. Our success in e-commerce has been strengthened in part by our ability to leverage the information we have on our customers to infer customer interests and affinities such that we can personalize the experience they have with us, including through the use of AI-enabled solutions. We also utilize digital advertising to reach internet and app users whose behavior indicates they might be interested in our products.

Current or future legislation, regulatory interpretations, enforcement priorities or changes to other corporations’ policies may reduce or restrict our ability to use these techniques, including limitations on data availability, signal loss, targeting, attribution or measurement, which could reduce the effectiveness of our marketing efforts. In addition, changes to algorithms, pricing models, data access or other policies of key digital platforms on which we rely could adversely affect traffic, conversion, customer acquisition costs or overall marketing efficiency.
We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce and mobile websites, apps and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; cyberattacks; human error; supplier reliability; changes in applicable international, federal and state regulations, such as the European Union's General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”) and other emerging or evolving privacy laws and related compliance costs; security breaches; and consumer privacy concerns.
We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology (such as AI and generative AI), evolving creative user interfaces and other e-commerce advertising changes as it relates to paid search, re-targeting, loyalty programs, paid social advertising and the proliferation of mobile usage, among others. While we endeavor to predict and invest in technology that is most relevant and beneficial to our company, our initiatives, including any initiatives involving AI, may not prove to be successful, may increase our costs, may produce unintended or biased outcomes or may not succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our e-commerce business, require us to impair certain assets and damage our reputation and brands.
Declines in our comparable brand revenues may harm our operating results and cause a decline in our stock price.
Various factors affect comparable brand revenues, including: our e-commerce business; the sales mix among our distribution channels; the number, size and location of stores we open, close, remodel or expand in any period; the overall economic and general retail sales environment; consumer preferences and buying trends; our ability to efficiently source and distribute products; changes in our merchandise mix; competition (including competitive promotional activity and discount retailers); current local and global economic conditions; the timing of our releases of new merchandise and promotional events; the success of our marketing efforts; the cannibalization of existing store sales by our new stores; shifts in catalog circulation; and fluctuations in foreign exchange rates. Among other things, weather conditions have affected, and may continue to affect, comparable brand revenues by limiting our ability to deliver our products to our stores, altering consumer behavior, or requiring us to close certain stores temporarily, thus reducing store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused, and may continue to cause, our comparable brand revenue results to differ materially from prior periods and from earnings guidance we may provide. For example, the overall economic and general retail sales environment, as well as local and global economic conditions, has recently caused and could continue to cause a decline in our comparable brand revenue results. In addition, public health conditions or other unforeseen events, could affect our ability to deliver our products to our customers and stores, alter consumer behavior, or require us to close certain stores temporarily or reduce customer capacity within certain stores temporarily, thus reducing store traffic and materially impacting our comparable brand revenues.
Our comparable brand revenues have recently fluctuated on an annual, quarterly and monthly basis, and we expect that comparable brand revenues will continue to fluctuate in the future. In addition, past comparable brand revenues are not necessarily an indication of future results and comparable brand revenues may decrease in the future. Our ability to improve our comparable brand revenue results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques (including digital advertising), effectively driving traffic to our stores, e-commerce websites and direct-mail catalogs through marketing and various promotional events, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable brand revenue expectations of investors and securities analysts in one or more future periods could significantly reduce the price of our stock.

Our inability to successfully manage the costs and performance of our advertising might have a negative impact on our business.
We use various forms of advertising, including print, catalog and digital channels, to drive sales and traffic to our e-commerce sites and retail stores. Competition and available inventory may affect the price we pay and these dynamic costs could impact the efficiency of our spend. Additionally, we have historically experienced fluctuations in our customers’ response to our advertising. Customer response to our advertisements is substantially dependent on our marketing efforts and merchandise assortment, availability and creative presentation, as well as the general retail sales environment, current domestic and global economic conditions and competition. In addition, our use of new and evolving AI solutions, including solutions that drive web traffic and personalize search results, may alter the effectiveness of our advertising efforts. If we misjudge the correlation between our advertising spend and net sales, if we mismanage budgets or if our strategy overall does not continue to be successful, our results of operations could be negatively impacted.
If we are unable to successfully manage the complexities associated with an omni-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new customers.
With the expansion of our e-commerce business and business-to-business division and the development and acquisition of new brands and brand extensions, our overall business has become substantially more complex. This evolving complexity has forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our e-commerce business might cannibalize a portion of our retail sales or our newer brands, brand extensions and products may result in a decrease in sales of existing brands and products. While we recognize that our e-commerce sales and sales from new brands and products cannot be entirely incremental to sales through our retail channel or from existing brands and products, we seek to attract as many new customers as possible with the most relevant channels, brands and products and to meet customer needs and grow our market share. As it relates to our business-to-business division, we are exposed to different complexities regarding size and scale of contracts, as well as the extended contracting timeline and potential limited customer base, and the procurement of sufficient quantities of commercial-grade products. Additionally, as our business-to-business division is dependent on our customers’ business models and their ability to obtain appropriate levels of financing, we face new complexities in managing the impacts of such activities. We continually analyze the business results of our channels, brands and products in an effort to find opportunities to build incremental sales.
A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control.
Approximately 35% of our net revenues were generated by our retail stores in fiscal 2025. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:
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
Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic data regarding the location of consumers in our target market segments. While we believe that this data and other relevant information are helpful indicators of suitable store locations, we recognize that these information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in consumer shopping patterns (such as a reduction in mall traffic), in the types of merchandise that we sell and in the pricing of our products, may reduce the number of suitable store locations or cause formerly suitable locations to become less desirable, making it difficult to operate stores profitably. We may experience delays in opening new store locations or remodeling existing locations due to the uncertain availability and increased costs of necessary building materials, as well as delays in receiving required permits from local governments. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, the time frames for lease negotiations vary by location and we may not be able to renegotiate the terms of our current leases or close our underperforming stores on terms favorable to us, any of which could negatively impact our operating results. Our typical methods of managing these risks and uncertainties may not be sufficient, and as a result, our business and operating results could be negatively impacted.
If we are unable to protect against inventory shrink, loss of other assets and fraud, our results of operations and financial condition could be adversely affected.
Risk of loss or theft of assets, including loss of inventory (also called shrink), is inherent in the retail business. We have historically experienced loss of assets and inventory shrink due to damage, errors or misconduct by associates or third parties, theft, fraud, organized retail crime, transaction processing errors, changes in our technology systems and other causes, which may be further impacted by macroeconomic factors, including the enforcement environment. Our inability to effectively prevent and/or minimize the loss of assets and inventory shrink, or to effectively reduce, or to accurately predict and accrue for the impact of those losses, could adversely affect our financial performance.
Our inability or failure to adequately secure or protect our intellectual property rights could negatively impact our business.
Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names, patents, designs, proprietary technology and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction, theft or other misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in our sales. The development and protection of our intellectual property rights and maintenance of our distinct branding and designs are particularly important as they distinguish our products and services from our competitors. The actions we take to protect our intellectual property rights may not be adequate to prevent imitation of our brands and products by others, particularly in jurisdictions outside the U.S. that do not have strong intellectual property protection. In addition, the costs of protecting and defending our intellectual property assets may adversely affect our operating results.
Advances in generative AI technology may reduce barriers to competition, as well as accelerate anti-competitive behavior, which existing laws may not adequately address. Generative AI may also enable the infringement of our intellectual property rights to proliferate, which may materially increase our legal costs. If we rely on generative AI to create key work product, it could also limit the degree to which we can assert intellectual property rights in such work product.
We face disruption risks related to the outsourcing of certain aspects of our business to third parties, as well as challenges related to the insourcing of certain business functions.
We outsource certain aspects of our business to third parties that subject us to risks of disruptions in our business as well as increased costs. For example, we utilize outside suppliers for such things as payroll processing, email and other digital advertising and various distribution facilities and delivery services. In some cases, we rely on a single supplier or a limited number of suppliers for such services, and transitioning to alternative providers may be difficult, costly, time-consuming or not feasible. Accordingly, we are subject to the risks associated with their ability to successfully provide the necessary services to meet our needs.
We are also subject to risks associated with our reliance on third-party technology providers, including cloud-based and software-as-a-service providers, for access to our systems and the accuracy and security of the their functionality. System upgrades, migrations or integrations may increase our exposure to cybersecurity risks or service interruptions. If we encounter implementation or usage problems with these systems or related infrastructure, or if such systems do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then our business, results of operations, and internal controls over financial reporting may be adversely affected.

If our suppliers are unable to adequately protect our data and our information is lost, experience cybersecurity incidents, fail to provide services at contractually-required service levels or make mistakes in the execution of operations support, then our ability to deliver our services may be interrupted and our business and operating results may be negatively impacted.
In addition, we have insourced previously outsourced aspects of our business, including certain technology services and the management of certain furniture manufacturing and delivery. We may seek to insource other aspects of our business in the future in order to control our costs and to stay competitive. These efforts may require significant management attention, investment in talent and systems, and extended transition periods, and may cause disruptions in our business or result in increased costs. If we encounter implementation or usage problems, are unable to hire or retain qualified personnel, fail to achieve anticipated efficiencies or are unable to operate insourced functions as intended or better than third-party providers, or fail to integrate them properly with our other systems, then our business and results of operations may be adversely affected.
The operation and growth of our business may be harmed if we are unable to retain key associates, attract qualified personnel and manage employment-related costs.
Our future success depends to a significant degree on the skills, experience and efforts of our people. Retention of our key personnel, especially in senior or specialized management roles, is a priority. Failure to identify suitable successors for our key associates or successfully recruit, retain or motivate skilled personnel who have the requisite experience to achieve our business goals may harm our operations and growth.
In the event we need to hire additional personnel, including associates during our peak selling season, we may experience difficulties in attracting and successfully hiring individuals with the appropriate skill sets due to the high level of competition for talent in our industry. Further, if we fail to offer competitive wages or benefits, or to manage our workforce effectively, our ability to attract or retain appropriate talent could be negatively impacted.
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
Successful management of any employment-related cost is key to the growth of our business. From time to time, we may also experience union organizing activity in currently non-union facilities, including in our stores and distribution facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there continues to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California. State, federal and global laws and regulations regarding employment change frequently and the ultimate cost of compliance cannot be precisely estimated. Further, there have been and may continue to be increases in minimum wage and health care requirements. Any changes in regulations, the imposition of additional regulations or the enactment of any new or more stringent legislation that impacts employment and labor, trade or health care, could have an adverse impact on our financial condition and results of operations.
If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.
We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands or acquire new brands, especially as we continue to expand globally. For example, in 2025, we acquired the intellectual property of Dormify and are in the process of launching it as a new brand. Any new brands, brand extensions or expansion into new lines of business may not perform as expected. The work involved with integrating new brands or businesses into our existing systems and operations could be time-consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions, brand repositioning or new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges, including the writing off of any existing property and equipment, goodwill or intangible assets.

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
A significant portion of our customer orders are placed through our e-commerce websites or through our customer care centers. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channels to function successfully, we, our supply chain, our banking and authorizations partners, and other third parties involved in processing customer transactions must function securely, including transmitting confidential information, such as credit card information and other personal information of our customers, securely over public and private networks. Malicious third parties may have or develop the technology or knowledge to breach, disable, disrupt, gain unauthorized access to or interfere with our systems and processes or those of our suppliers. Similar to many other retail companies and because of the prominence of our brands, we have in the past experienced, and we expect to continue to experience, cyber attacks, including phishing, and other attempts to breach or gain unauthorized access to our system and databases. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future.
The techniques used to obtain unauthorized access to systems change frequently and are often not recognized until after they have been launched. We and our third-party providers have implemented a variety of security measures designed to minimize or prevent these attacks, but they vary in maturity and may not be sufficient to fully address the dynamic and evolving nature of cyber-criminal activity. Any person who circumvents our security measures, or those of our third-party providers, could destroy, steal or deploy ransomware to encrypt data in order to disrupt our operations and/or extort a ransom. In addition, the recent surge of AI technology, including generative AI used to deploy more sophisticated attacks, creates an additional level of security, privacy and legal risk. Any security breach or vulnerability that is discovered could cause consumers to lose confidence in the security of our information systems, including our e-commerce websites or stores, and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations and other significant liabilities. A breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could harm our business. If we or our third-party providers are the target of a cyber attack, we may also be required to undertake costly notification procedures. If we fail to implement appropriate safeguards, detect and provide prompt notice of unauthorized access as required by some data privacy laws and the SEC, or otherwise comply with these laws, we could be subject to potential fines, claims for damages and other remedies, which could be significantly in excess of our insurance coverage and could harm our business.
For more information about our cybersecurity risk management, governance and oversight, see “Item 1C: Cybersecurity.”

We receive, process, store, use and share data, some of which contains personal information, which subjects us to complex and evolving governmental regulation and other legal obligations.
We receive, process, store, use and share data, some of which contains personal information. There are numerous federal, state, local and foreign laws and regulations regarding matters central to our business, data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other data from customers, associates and business partners, the scope of which are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or conflict with other rules. For example, we are subject to the GDPR in the European Union and United Kingdom, the Canadian Consumer Privacy Protection Act in Canada (“CPPA”), and similar laws in other foreign countries. Additionally, in the U.S. we must comply with broad state consumer privacy laws such as California’s CCPA and CPRA. Last year, other states, including Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee passed similar laws. By the end of 2026 there are expected to be 20 effective comprehensive state privacy laws in the U.S. The application and interpretation of these laws and regulations are often uncertain, and as the focus on data privacy and data protection increases globally and domestically, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws and proposing new AI-related laws to impose standards for the online collection, use, dissemination and security of data.
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
For more information about our cybersecurity risk management, governance and oversight, see “Item 1C: Cybersecurity.”
We are undertaking certain systems changes that might disrupt our business operations.
We are continually modifying our information technology systems, which involves updating or replacing legacy systems with successor systems often over the course of several years and sometimes concurrently across multiple functions. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions, that could affect our ability to get the correct products into the appropriate stores and delivered to customers or delay fulfillment and delivery until the issue is resolved. The operation of legacy and new systems in parallel may further increase complexity and operational risk. In addition, changes to any of our software implementation strategies could result in the impairment of software-related assets.

Our success depends, in part, on our ability to source, sell and distribute merchandise efficiently through appropriate systems and procedures. If we encounter usage problems in our internal systems and procedures, if data migration is inaccurate or incomplete, or if our internal systems and procedures do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then our business, results of operations and internal controls over financial reporting may be adversely affected.
Risks Related to our Suppliers and Global Operations
Our dependence on foreign suppliers and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.
We, and our foreign suppliers, are subject to risks and uncertainties associated with changing economic, political, social, health and environmental conditions and regulations. These risks and uncertainties include tariffs, import duties and quotas, compliance with anti-dumping and other local regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), trade restrictions, regulations to address climate change, employment and labor matters, wars and fears of war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease and other unexpected events. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to new or further tariffs or trade restrictions imposed by the U.S. or foreign governments, or the likelihood, type or effect of any such restrictions. Currently, many of the countries where we source raw materials and products from are subject to tariffs imposed by the U.S. Any event causing a disruption or delay of imports from foreign suppliers, including changes in the U.S. tariffs, could increase the cost, reduce the supply of merchandise available to us or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results.
Furthermore, our foreign suppliers’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds, increased tariffs or quotas, war (including the recent conflict with Iran), political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease or other trade disruptions. In addition, an economic downturn, or failure of foreign markets, may result in financial instabilities for our foreign suppliers, which may cause our foreign suppliers to decrease production, discontinue selling to us or cease operations altogether. Our global operations in Asia, Australia, Canada, Europe and Mexico could also be affected by changing economic and global political conditions, which could have a negative effect on our business, financial condition and operating results.
Our dependence on foreign suppliers also means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. Fluctuation in foreign exchange rates might negatively affect the profitability and business prospects of our foreign suppliers. This, in turn, might cause such foreign suppliers to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign suppliers operate has resulted in increases in our costs of doing business. Any further increases in the cost of labor in such countries may result in additional increases in our costs or our foreign suppliers going out of business.
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
We depend on foreign suppliers and third-party agents for timely and effective sourcing of our raw materials and merchandise, and we may not be able to acquire such products in appropriate quantities and at acceptable prices to meet our needs.
Our performance depends, in part, on our ability to purchase our raw materials and merchandise in sufficient quantities at competitive prices. We source from numerous foreign and domestic manufacturers and importers. We generally have no contractual assurances of continued supply, pricing or access to new products, and any supplier could change the terms upon which it sells to us, discontinue selling to us or go out of business at any time. We may not be able to acquire desired raw materials and merchandise in sufficient quantities on terms acceptable to us, especially in light of the current tariff landscape. Additionally, we may not be able to modify our existing purchase orders with our suppliers in response to fluctuating sales demand from our customers. Better than expected sales demand may lead to customer backorders and lower in-stock positions of our merchandise, which could negatively affect our business and operating results. Conversely, if we experience lower than expected sales demand, we may not be able to reduce our purchase orders with our suppliers, which may lead to high inventory levels, and could require us to sell excess inventory at a discount. In addition, our suppliers may have difficulty adjusting to our changing demands and business needs.
Any inability to acquire the appropriate amount of suitable raw materials or merchandise on acceptable terms or the loss of one or more of our foreign suppliers or third-party agents could have a negative effect on our business and operating results. We may not be able to develop relationships with new suppliers or third-party agents, and products from alternative sources, if any, may not be of a suitable quality or available at competitive prices. Our suppliers face risks related to the availability of raw materials, labor disputes, work disruptions or stoppages, union organizing activities, supplier financial liquidity, changes in tariff regimes, adverse weather, natural disasters, climate change, political unrest, war (including the recent conflict with Iran), acts of terrorism, outbreaks of disease, general economic and political conditions and regulations to address climate change that could limit our suppliers’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable to us. If any of our suppliers experience work disruptions or stoppages, or transportation or other restrictions, it could negatively impact our ability to acquire raw materials and merchandise, which would have an adverse effect on our results of operations.
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
Our suppliers may fail to meet our quality control standards and test protocols or may fail to comply with applicable laws and regulations, which could result in delays or a product recall and could damage our reputation and negatively affect our operations and financial results.
Our suppliers might not adhere to our quality control standards and test protocols or fail to follow appliable laws and regulations related to their products, which could result in failure to identify a deficiency before product ships to our stores or customers. A supplier’s violation of labor, environmental or other laws or regulations or failure to manufacture or import quality product in a timely and effective manner could damage our reputation and brands or lead to an increase in customer complaints and litigation against us, which might increase our routine insurance and litigation costs. Further, any product that we receive, even if it meets our quality standards and applicable laws and regulations, could become subject to a recall, which could result in recall-related expenses, damage our reputation and brands and harm our business. Additionally, changes to the legislative or regulatory framework regarding product safety, regulatory requirements or quality may subject companies like ours to more product recalls and result in higher recall-related expenses.
Our efforts to expand globally may not be successful and could negatively impact the value of our brands.
We currently are, and plan to continue, growing our business and increasing our global presence, including by operating e-commerce websites to service international customers, opening new stores outside of the U.S., expanding our franchise and shop-in-shop operations and offering global shipping. We have relatively limited experience with global sales, understanding foreign consumer preferences, anticipating buying trends in different countries, marketing to non-U.S. customers and managing international shipping logistics. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Additionally, global economic or political instability (such as tariffs), work disruptions or stoppages, war or fear of war (such as the recent conflict with Iran) or outbreaks of diseases and resulting government actions (such as lockdowns or quarantines), may delay or harm our efforts to expand globally. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third-party suppliers fail to comply with any applicable regulations or laws, we may be forced to close stores or cease operations in certain countries, which may result in a significant financial impact, diminish the value of our brands and negatively affect our future opportunities for global growth.
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
We have unaffiliated franchisees that operate stores in Mexico, South Korea, India and the Philippines, as well as e-commerce websites in certain locations pursuant to franchise agreements. Under these agreements, our franchisees operate stores and/or e-commerce websites that sell goods purchased from us under our brand names. We continue to expand our franchise operations with our existing franchisees as well as seek to identify new franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of each franchisee to meet its projections regarding store openings and sales, and the impact of exchange rate fluctuations on their business. Moreover, to the extent that our franchisees do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, we may seek to terminate or not renew the franchise agreements, which could harm the reputation and value of our brands and our business and operating results. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.
Our global operations present unique risks, and our inability to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.
We operate several retail businesses, subsidiaries and branch offices throughout Asia, Australia, Canada, Europe and Mexico, which includes managing associates in those jurisdictions, and we may expand these operations in the future. Our global presence exposes us to the laws and regulations of these jurisdictions, including those related to trade regulations, marketing, privacy, data protection, employment and product safety and testing. We may be unable to keep current with government requirements as they change from time to time. Our failure to comply with such laws and regulations may harm our reputation, adversely affect our future opportunities for growth and expansion in these countries, and harm our business and operating results.
Moreover, our global operations subject us to a variety of risks and challenges, including:
•increased management, infrastructure and legal compliance costs, including the cost of real estate and labor in those markets;
•increased tax and financial accounting and reporting requirements and complexities;
•increased operational complexities, including managing our inventory globally;
•the diversion of management attention away from our domestic business;
•general economic conditions, changes in diplomatic and trade relationships, including the imposition of new or increased tariffs, political and social instability, war (including the recent conflict with Iran) and acts of terrorism, outbreaks of diseases and natural disasters in each country or region;
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
The global tariff landscape has evolved over the last few years and we expect it to continue to do so for the foreseeable future. While we continue to execute against an aggressive tariff mitigation plan which includes cost reductions from vendors, moving production to lower cost markets and cost savings in other areas of the business, as well as targeted price increases, we may not be able to fully or substantially mitigate the impact of the increased tariffs or any future tariffs, pass price increases on to our customers or secure adequate alternative sources of products or materials. Current global tariffs, along with any additional tariffs and the related uncertainties around tariffs, changes in duty regimes or retaliatory trade restrictions implemented by the U.S. or by other countries, as well as any fluctuation in foreign exchange rates as a result of such activity, have resulted and could continue to result in potential delays in products received from our vendors and adversely affect customer sales and our cost of goods sold, which could materially impact our business and financial results.
Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
As a multinational corporation, we are subject to income taxes in both the U.S. and various foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. At any point in time, multiple tax years are subject to examination by various taxing jurisdictions. The outcomes of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly and annual effective tax rates as taxable events occur and uncertain tax positions are either evaluated or resolved. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing laws or regulations, including the expanded limitation on the deductibility of compensation under the American Rescue Plan Act.
The landscape of local, federal and international income tax laws, treaties, regulations and guidance continues to evolve. For example, in the U.S., the One Big Beautiful Bill Act (“OBBB”) was signed into law on July 4, 2025. The OBBB includes a broad range of tax reform provisions, including permanently extending and modifying certain expiring provisions of the Tax Cuts and Jobs Act of 2017, and introduced significant new tax rules applicable to corporations. Certain provisions of the OBBB became effective in fiscal 2025, while the majority will take effect in future years. We continue to evaluate the specific impacts of the OBBB and expect there to be further guidance and regulations issued by the U.S. Department of the Treasury that could impact our business. Although we cannot predict the full impact of these changes to our business, they could affect our business in a variety of ways, including some impacts that may benefit us and other impacts that may adversely affect our business, financial condition, results of operations or cash flows.
Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting in 2021, a number of countries have begun to enact legislation to implement the OECD international tax framework, including the Pillar Two minimum tax regime. Our subsidiaries were not subject to Pillar Two minimum tax in fiscal 2025.
The OECD continues to release additional guidance on these rules. These changes and other areas in relation to international tax reform could increase uncertainty and may adversely affect our tax rate and cash flow in future years. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.
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
We regularly review and evaluate our liquidity and capital needs. Our credit facilities provide for up to a total of $850 million in unsecured revolving lines of credit (which includes a $250 million accordion feature subject to lender consent). In the event we require additional liquidity from our lenders, such funds may not be available to us on acceptable terms, or at all. Future renewals of our revolving line of credit (set to expire June 2030) may also be affected by participation and capital constraints from banking partners. In addition, in the event we were to breach any of our financial covenants, our bank partners would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers or our credit facility on terms that are acceptable to us, or at all, as the availability of credit may become limited, and we may be required to post cash collateral to support our letters of credit, impacting our liquidity. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.
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
Our operating results may be harmed by unsuccessful management of our operating costs, including costs related to employment, advertising and occupancy.
We may experience higher than expected operating costs, including increased employment costs, advertising spend, occupancy costs, investments in geographic expansion, costs related to our technology infrastructure and other costs. Our ability to make short-term adjustments to manage our costs or to make changes to our business strategy may be limited by contractual or logistical challenges. Furthermore, significant portions of our expenses are fixed in nature and may not be reduced easily. If operating costs exceed our expectations and cannot be adjusted accordingly, our anticipated profitability may be reduced and our anticipated results of operations and financial position may be materially adversely affected.
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
Changes to estimates related to our future financial performance may cause us to incur impairment charges related to our long-lived assets for our retail store locations and other property and equipment, including information technology systems, as well as goodwill and intangible assets.
We make estimates and projections in connection with impairment analyses of our long-lived assets for our retail store locations and other property and equipment, including information technology systems, as well as for goodwill and intangible assets. These analyses require us to make a number of estimates and projections of future results, which impact the fair value of certain assets and reporting units. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems, as well as goodwill and intangible assets. These impairment charges have been significant in the past and may be significant in the future and, as a result of these charges, our operating results have been and may, in the future, be adversely affected.

General Risk Factors
Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.
We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Over the past few years, insurance costs have increased substantially and may continue to increase in the future and may be affected by natural disasters, outbreaks of disease, climate change, fear of terrorism, war, financial irregularities, cybersecurity breaches and fraud at publicly-traded companies, intervention by the government or political crises and instability, an increase in the number and severity of claims received by the carriers, or a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business or be otherwise unable to fulfill their contractual obligations, or they may disagree with our interpretation of the coverage or the amounts owed. For certain types or levels of risk, such as risks associated with certain natural disasters, cybersecurity breaches or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are self-insured or primarily self-insured for employment practices liability, associate health benefits, product recall and reputational risk, among others. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.
If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our stock price may decline.
We typically provide public guidance on our expected operating and financial results for future periods, as we believe this approach is aligned with the long-term view we take in managing our business and our focus on long-term stockholder value creation. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. In the past, when we have reduced our previously provided guidance, our stock price has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts or if we reduce our guidance for future periods, our stock price may decline.
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
We have historically repurchased our shares through stock repurchase programs and paid a cash dividend quarterly. These stock repurchase programs and dividends may require the use of a significant portion of our cash earnings, which are also needed to fund our operations and finance future growth. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time and any stock repurchase program may be limited or terminated at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors, that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.
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
To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the company, including our business strategy, results of operations, or financial condition. See “Risks Related to Technology” included as part of our risk factor disclosures in Item 1A of this Annual Report on Form 10-K, which are incorporated herein by reference.
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
Our cybersecurity risk management strategy process is led by our Chief Information Security Officer and Chief Technology and Digital Officer, and leverages the expertise of our Chief Financial Officer, General Counsel and Chief Accounting Officer. Our Chief Information Security Officer and Chief Technology and Digital Officer have extensive prior work experience in roles involving managing information security, developing cybersecurity strategy, managing incident and breach response and implementing effective information and cybersecurity programs as well as several relevant degrees and certifications.
These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

ITEM 2.     PROPERTIES
We lease store locations, distribution and manufacturing facilities, corporate facilities and customer care centers for our U.S. and international operations for original terms generally ranging from 5 to 22 years. Certain leases contain renewal options for periods of up to 20 years.
For our store locations, our gross leased store space as of February 1, 2026 totaled approximately 5,762,000 square feet for 506 stores compared to approximately 5,833,000 square feet for 512 stores as of February 2, 2025.
Leased Properties
The following table summarizes the location and size of our leased facilities occupied by us as of February 1, 2026:

Location	Occupied Square Footage (Approximate)
Distribution and Manufacturing Facilities
U.S. Operations
New Jersey	3,269,000
California	3,150,000
Mississippi	2,271,000
Georgia	1,537,000
Texas	1,298,000
Arizona	1,200,000
North Carolina	412,000
Florida	347,000
Ohio	193,000
Massachusetts	140,000
Oregon	93,000
Colorado	80,000
International Operations
Australia	187,000
Corporate Facilities
New York	238,000
California	111,000
Oregon	63,000
Customer Care Centers
Nevada	66,000
Other	24,000
In addition to the above leased properties, we enter into agreements for other off-site storage needs for our distribution facilities and our retail store locations, as necessary. As of February 1, 2026, the total leased space related to these properties was not material to us and is not included in the occupied square footage reported above.
Owned Properties
As of February 1, 2026, we owned 471,000 square feet of space, primarily in California, for our corporate headquarters and certain data center operations.
We believe that all of our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, or to accommodate the expansion of our operations, if necessary.

ITEM 3.     LEGAL PROCEEDINGS
We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows. We review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of these matters, it may not be possible to determine whether any loss is probable or to reasonably estimate the amount of the loss until the case is close to resolution, in which case no reserve is established until that time. Claims which we pursue to protect our business as well as any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Consolidated Financial Statements taken as a whole.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The closing price of our common stock on the NYSE on March 22, 2026 was $178.42.
STOCKHOLDERS
The number of stockholders of record of our common stock as of March 22, 2026 was 255. This number excludes stockholders whose stock is held in nominee or street name by brokers.
DIVIDENDS
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
STOCK REPURCHASE PROGRAM
The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2025 under the $1.0 billion stock repurchase authorization announced in September 2024 (the “September 2024 authorization”).

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program[1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
November 3, 2025 - November 30, 2025	1,395,613	$178.62	1,395,613	$387,531,000
December 1, 2025 - December 28, 2025	263,087	$186.13	263,087	$338,561,000
December 29, 2025 - February 1, 2026	—	$—	—	$338,561,000
Total	1,658,700	$179.81	1,658,700	$338,561,000
1Excludes shares withheld for associate taxes upon vesting of stock-based awards.
Additionally, in November 2025, our Board of Directors approved a new $1.0 billion stock repurchase authorization (together with the September 2024 authorization, “our program”), which will become effective once our September 2024 authorization is fully utilized. During fiscal 2025, we repurchased 4,888,240 shares of our common stock at an average cost of $174.70 per share and a total cost of $854.0 million. As of February 1, 2026, we had a total of $1.3 billion in stock repurchase authorization remaining under our program.
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

PERFORMANCE GRAPH
This graph compares the cumulative total stockholder return for our common stock with those of the S&P 500 and S&P 500 Consumer Discretionary Distribution and Retail, our peer group index. The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends. The graph shows historical stock price performance, including reinvestment of dividends, and is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Williams-Sonoma, Inc., the S&P 500 Index and
the S&P 500 Consumer Discretionary Distribution and Retail Index

*$100 invested on January 31, 2021 in stock or index, including reinvestment of dividends. Fiscal year ended February 1, 2026.

	1/31/21	1/30/22	1/29/23	1/28/24	2/2/25	2/1/26
Williams-Sonoma, Inc.	$100.00	$122.02	$102.31	$172.58	$355.00	$349.00
S&P 500	$100.00	$123.29	$113.16	$136.72	$172.78	$201.03
S&P 500 Consumer Discretionary Distribution and Retail	$100.00	$108.64	$88.85	$114.73	$161.20	$164.12
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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended February 1, 2026 (“fiscal 2025”), and the 53 weeks ended February 2, 2025 (“fiscal 2024”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. Fiscal 2024 results included a 53rd week, which we estimate contributed 150 basis points to revenue growth and 20 basis points to operating margin in fiscal 2024. Explanations of changes in operational results are discussed in order of magnitude.
A discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for fiscal 2024 compared to the 52 weeks ended January 28, 2024 (“fiscal 2023”), can be found under Item 7 in our Annual Report on Form 10-K for fiscal 2024, filed with the SEC on March 27, 2025, which is available on the SEC’s website at www.sec.gov and under the Financial Reports section of our Investor Relations website.
OVERVIEW
Our products in our portfolio of nine brands — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow — represent distinct merchandise strategies that are marketed through e-commerce, direct-mail catalogs, retail stores, and business-to-business. These brands collectively support The Key Rewards, our loyalty and credit card program that offers members exclusive benefits. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom and have unaffiliated franchisees that operate stores in Mexico, South Korea, India and the Philippines.
The evolving tariff landscape during fiscal 2025 had an impact on our business. While our tariff mitigation efforts reduced the overall effect, tariffs impacted our Consolidated Statement of Earnings in fiscal 2025, due to the flow-through of higher tariffs into cost of goods sold.
Fiscal 2025 Financial Results
Net revenues in fiscal 2025 increased $95.3 million, or 1.2%, due to (i) company comparable brand revenue (“company comp”) growth of $258.4 million, or 3.5%, partially offset by (ii) a decrease in non-comparable brand revenue of $45.9 million due to lower franchise net revenues and the closure of retail stores, and (iii) the impact of one less week of net revenues in fiscal 2025 compared to fiscal 2024 of $117.2 million. From a channel perspective, the company comp growth of 3.5% was driven by comp growth of 6.4% in our retail channel and comp growth of 2.2% in our e-commerce channel.
In fiscal 2025, Pottery Barn, our largest brand, saw comparable brand revenue (“brand comp”) growth of 0.4% driven by strength in retail, offset by non-furniture and seasonal categories.
The Pottery Barn Kids and Teen brands saw brand comp growth of 4.4% in fiscal 2025 driven by collaborations, expanded dorm and baby offerings, and strong seasonal gifting assortments.
West Elm saw brand comp growth of 2.9% in fiscal 2025 driven by new seasonal assortments, strength in retail and collaborations.
The Williams Sonoma brand saw brand comp growth of 6.9% in fiscal 2025 driven by strength in the brand's kitchen business supported by newness, collaborations, exclusive products and a strong holiday gift assortment.
Finally, our emerging brands, Rejuvenation, Mark and Graham, and GreenRow, combined, delivered double-digit brand comp growth in fiscal 2025.
In fiscal 2025, diluted earnings per share was $8.84 versus $8.79 in fiscal 2024 (which included the benefit of an out-of-period freight adjustment in the first quarter of fiscal 2024 of $0.29). Despite a challenging macroeconomic environment, including continued unpredictability around geopolitics and tariffs, we delivered record diluted earnings per share. Our performance was driven by the execution of our three key priorities for 2025: returning to growth, elevating our world-class customer service and driving earnings. These results also demonstrate the effectiveness of our tariff mitigation efforts, our ability to quickly adjust as the tariff landscape evolved, and the strength and durability of our operating model in driving profitable market share gains. Our profitability in fiscal 2025 reflected disciplined execution across the company, as we maintained our focus on cost control.

We ended fiscal 2025 with a cash balance of $1.0 billion and generated positive operating cash flow of $1.3 billion. In addition to our cash balance, we ended the year with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of our business, invest $259.4 million in capital expenditures and return $1.2 billion to our stockholders through stock repurchases and dividends.
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
Subsequent Events
On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States. As a result, on February 20, 2026, the U.S. President issued an executive order stating that the related tariffs were no longer in effect and ending the collection of these tariffs. However, the U.S. President then issued an additional executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. The Supreme Court's ruling did not address whether importers who paid IEEPA tariffs are entitled to refunds, and that issue remains subject to further litigation before the CIT. We cannot predict whether or when any refunds will be available, or whether the administration will contest refund claims. We are currently assessing the impact of these actions on our operations and Consolidated Financial Statements, including our ability to recover certain tariffs paid.
Looking Ahead to 2026
Looking ahead to 2026, we will focus on our three key priorities of (i) accelerating growth, (ii) delivering world-class customer service and (iii) driving earnings. Despite continued macroeconomic and geopolitical uncertainty, including ongoing unpredictability related to tariffs, we are focused on executing against these priorities to drive performance in 2026 and beyond.
Accelerating Growth
We expect growth in 2026 to be driven across our portfolio of brands. This strategy includes a focus on Pottery Barn's brand comp, the continued momentum in Williams Sonoma, West Elm and our Pottery Barn Kids and Teen brands, contributions from our emerging brands, and expansion of business‑to‑business. Product innovation and increased levels of newness, including new furniture collections and finishes, are expected to support growth. Additionally, expansion in baby, dorm and West Elm Office and increased penetration of branded and exclusive assortments are key growth strategies. We will continue to create brand heat through collaborations, social and influencer partnerships and enhanced storytelling, while improving the channel experience across both e‑commerce and retail through investments in discovery, personalization, design services, take‑it‑home‑today offerings and selective store investments.
Delivering World-Class Customer Service
Our goal is to deliver the perfect order, on time and damage free, every time. Our priorities include continuing to reduce out‑of‑market and multiple shipments, returns, damages and replacements, and customer accommodations. We plan to continue to optimize and automate our distribution centers and logistics network, supported by expanded use of artificial intelligence (“AI”) and advanced analytics, which we expect to improve inventory visibility, in‑stock levels and service times while driving efficiencies across our supply chain and customer care operations.
Driving Earnings
Our focus on operational efficiency and service improvements is expected to continue to support profitability in 2026. We plan to emphasize full‑price selling, focus on product margin through disciplined markdown management, and drive sourcing efficiencies through vendor negotiations, re‑sourcing initiatives and organizational productivity improvements. We will remain disciplined in managing selling, general and administrative expenses (“SG&A”), including employment and other variable costs, and expect continued AI‑enabled efficiencies across engineering, customer care and creative functions to drive earnings.
As we look forward to the year ahead, we believe these three key priorities will set us apart from our competition and support long-term growth and profitability. Growth creates leverage in our operating model, and improved service supports reinvestment in our business and delivers earnings growth. We have a powerful portfolio of brands, serving a range of categories, aesthetics and life stages, and we have built a strong omni-channel platform and infrastructure, which we believe positions us well for the next stage of growth.
However, the current uncertain macroeconomic environment, including the evolving tariff and trade policy landscape, a weak housing market, elevated interest rates, layoffs, inflationary pressure, economic uncertainty and global geopolitical instability could continue to impact our business. The tariff environment has materially changed over the last year, and we expect that uncertainty to continue into fiscal 2026. For information on risks, please see “Risk Factors” in Part I, Item 1A.

Results of Operations
NET REVENUES
Net revenues consist of sales of merchandise to our customers through our e-commerce websites, direct-mail catalogs and retail stores, and include shipping fees received from customers for delivery of merchandise to their homes. Our revenues also include sales to our business-to-business customers and to our franchisees, incentives received from credit card issuers in connection with our private label and co-branded credit cards, and breakage income related to our stored-value cards.
Net revenues in fiscal 2025 increased $95.3 million, or 1.2%, due to (i) company comparable brand revenue growth of $258.4 million, or 3.5%, partially offset by (ii) a decrease in non-comparable brand revenue of $45.9 million due to lower franchise net revenues and the closure of retail stores, and (iii) the impact of one less week of net revenues in fiscal 2025 compared to fiscal 2024 of $117.2 million. From a channel perspective, the company comp growth of 3.5% was driven by comp growth of 6.4% in our retail channel and comp growth of 2.2% in our e-commerce channel.
The following table summarizes our net revenues by brand for fiscal 2025 and fiscal 2024:

(In thousands)	Fiscal 2025 [1]	Fiscal 2024 [1]
Pottery Barn	$2,999,332	$3,039,939
West Elm	1,859,501	1,840,582
Williams Sonoma [2]	1,362,308	1,302,821
Pottery Barn Kids and Teen	1,138,051	1,107,057
Other [3]	447,624	421,142
Total	$7,806,816	$7,711,541
1Includes business-to-business net revenues within each brand.
2Includes Williams Sonoma Home net revenues.
3Primarily consists of net revenues from Rejuvenation, Mark and Graham, our international franchise operations and GreenRow.
Comparable Brand Revenue
Comparable brand revenue includes comparable e-commerce sales, including through our direct-mail catalog, and store sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months, and which have been open for at least 12 consecutive months without closure for more than seven days within the same fiscal month. Outlet comparable store revenues are included in their respective brands. Business-to-business revenues are included in comparable brand revenue for each of our brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue for emerging brands is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

Comparable brand revenue growth (decline)	Fiscal 2025 [1]	Fiscal 2024 [1]
Pottery Barn	0.4%	(6.2)%
West Elm	2.9	(2.0)
Williams Sonoma [2]	6.9	2.4
Pottery Barn Kids and Teen	4.4	3.0
Total [3]	3.5%	(1.6)%
1Comparable brand revenue is calculated on a 52-week to 52-week basis for fiscal 2025 and on a 53-week to 53-week basis for fiscal 2024, and includes business-to-business net revenues within each brand.
2Includes results from Williams Sonoma Home.
3Total comparable brand revenue growth (decline) includes the results of our emerging brands Rejuvenation, Mark and Graham, and GreenRow.

RETAIL STORE DATA

	Fiscal 2025	Fiscal 2024
Store count – beginning of year	512	518
Store openings	12	16
Store closings	(18)	(22)
Store count – end of year	506	512
Store selling square footage at year-end	3,752,000	3,794,000
Store leased square footage (“LSF”) at year-end	5,762,000	5,833,000

	Fiscal 2025		Fiscal 2024
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Pottery Barn	181	15,000	181	15,100
Williams Sonoma	152	6,900	154	6,900
West Elm	116	13,400	121	13,300
Pottery Barn Kids	44	7,800	45	7,800
Rejuvenation	13	8,000	11	8,100
Total	506	11,400	512	11,400
GROSS PROFIT
Gross profit is equal to our net revenues less costs of goods sold. Cost of goods sold includes (i) cost of merchandise, tariffs, inbound freight costs, freight-to-store costs and other inventory related costs such as replacements, damages, obsolescence and shrinkage, (ii) occupancy costs, which consists of rent, other costs (including property taxes, common area maintenance and utilities) and depreciation, and (iii) shipping costs, which consists of third-party delivery services and shipping materials.
Our classification of costs in gross profit may not be comparable to other public companies, as we do not include non-occupancy-related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management and other distribution-related administrative expenses, are recorded in SG&A.

(In thousands)	Fiscal 2025	% Net Revenues	Fiscal 2024	% Net Revenues
Gross profit [1]	$3,603,051	46.2%	$3,582,299	46.5%
1Includes occupancy costs of $820.3 million and $793.1 million in fiscal 2025 and fiscal 2024, respectively.
Fiscal 2025 vs. Fiscal 2024
Gross profit increased $20.8 million, or 0.6%, compared to fiscal 2024. Gross margin decreased to 46.2% from 46.5% in fiscal 2024. This decrease in gross margin of 30 basis points was driven by (i) the out-of-period freight adjustment in the first quarter of fiscal 2024 of 70 basis points, (ii) lower merchandise margins of 40 basis points as a result of the flow-through of tariffs into cost of goods sold, and (iii) the deleverage of occupancy costs of 20 basis points, partially offset by (iv) supply chain efficiencies of 50 basis points, including lower shipping costs, reductions in damages and returns, reduced replacements, as well as fewer customer accommodations, and (v) favorable physical inventory results of 50 basis points.

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

(In thousands)	Fiscal 2025	% Net Revenues	Fiscal 2024	% Net Revenues
Selling, general and administrative expenses	$2,187,329	28.0%	$2,152,115	27.9%
Fiscal 2025 vs. Fiscal 2024
SG&A increased $35.2 million or 1.6%, compared to fiscal 2024. SG&A as a percentage of net revenues increased to 28.0% from 27.9% for fiscal 2024. This increase of 10 basis points was primarily driven by (i) higher general expenses of 20 basis points from the resolution of a prior year indirect tax matter and a favorable insurance settlement which did not recur in fiscal 2025, and (ii) an increase in employment expense of 20 basis points due to higher performance-based incentive compensation, partially offset by (iii) a decrease in advertising expenses of 30 basis points.
INCOME TAXES
The effective income tax rate was 25.1% for fiscal 2025, compared to 24.3% for fiscal 2024. This increase was primarily driven by (i) lower excess tax benefit from stock-based compensation, (ii) the tax effect of earnings mix change and (iii) a higher disallowed executive compensation deduction in fiscal 2025.
LIQUIDITY AND CAPITAL RESOURCES
Material Cash Requirements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our Consolidated Balance Sheet as of February 1, 2026, while others are not recorded on the Consolidated Balance Sheet. Our material cash requirements as of February 1, 2026 include the following contractual obligations and commitments arising in the normal course of business:
•Our operating leases had fixed lease payment obligations, including imputed interest, of $1.7 billion, with $325.7 million payable within 12 months. Additionally, we have future payment obligations of $205.9 million relating to executed lease agreements for which the related lease terms had not yet commenced as of February 1, 2026. See Note E to our Consolidated Financial Statements for information related to lease obligations.
•Our purchase obligations consist primarily of open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. As of February 1, 2026, our purchase obligations were approximately $1.1 billion, substantially all of which is expected to be settled within 12 months.
In addition, we had $35.0 million of unrecognized tax benefits recorded in our Consolidated Balance Sheet as of February 1, 2026, for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Note D to our Consolidated Financial Statements for information related to income taxes.
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
Dividends
In fiscal 2025 and fiscal 2024, total cash dividends declared were $326.8 million, or $2.64 per common share, and $293.2 million, or $2.28 per common share, respectively. In March 2026, we announced that our Board of Directors authorized a 15% increase in our quarterly cash dividend, from $0.66 to $0.76 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time. See “Risk Factor - If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.”
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
Sources of Liquidity
As of February 1, 2026, we held $1.0 billion in cash and cash equivalents, the majority of which was held in money market funds and interest-bearing demand deposit accounts, and of which $45.7 million was held by our international subsidiaries. Consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
Throughout the fiscal year, we utilize our cash resources to build our inventory levels in preparation for our peak selling season. Our largest source of operating cash flows is cash collections from the sale of our merchandise throughout the year. In fiscal 2026, we plan to use our cash resources to fund inventory purchases and inventory-related costs, employment-related costs, advertising costs, rental payments on our leases, stock repurchases and dividend payments, the payment of income taxes and property and equipment purchases.
In addition to our cash balances on hand, in June 2025, we amended our existing credit facility, which increased our unsecured revolving line of credit to $600 million, amended certain interest rates and extended the maturity date of the facility to June 26, 2030, in addition to other updates (the “Credit Facility”). Our Credit Facility may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Credit Facility by up to $250 million to provide for a total of $850 million of unsecured revolving credit.
During fiscal 2025, we had no borrowings under our Credit Facility. Additionally, as of February 1, 2026, issued but undrawn standby letters of credit of $14.1 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of February 1, 2026, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.

Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of February 1, 2026, no amounts were outstanding under our letter of credit facilities. On August 7, 2025, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2026, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2027. One of the letter of credit facilities totaling $5 million matures on June 26, 2030, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For fiscal 2025, net cash provided by operating activities was $1.3 billion compared to $1.4 billion in fiscal 2024, and was primarily attributable to net earnings of $1.1 billion adjusted for non-cash items, partially offset by higher spending on merchandise inventories, inclusive of tariffs, of $125.9 million. Additionally, cash paid during the year for income taxes, net of refunds, was $330.3 million.
Net cash provided by operating activities compared to fiscal 2024 decreased by $45.3 million primarily due to a decrease in accounts payable of $47.2 million (as a result of timing of payments). Net cash provided by operating activities was favorably impacted by a decrease in income tax payments of $68.4 million in fiscal 2025, as compared to fiscal 2024, due to timing of payments.
Cash Flows from Investing Activities
For fiscal 2025, net cash used in investing activities was $260.6 million compared to $221.2 million in fiscal 2024 and was primarily attributable to purchases of property and equipment of $259.4 million including investments in technology of $103.5 million, retail stores of $73.8 million and supply chain enhancements of $51.5 million.
Cash Flows from Financing Activities
For fiscal 2025, net cash used in financing activities was $1.3 billion compared to $1.2 billion in fiscal 2024 and was primarily attributable to repurchases of our common stock of $854.0 million and payments of dividends of $316.5 million.
Net cash used in financing activities for fiscal 2025 increased by $68.1 million compared to fiscal 2024 due to increases in repurchases of our common stock of $46.5 million and payments of dividends of $36.4 million.
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
The reserves for shrinkage are recorded throughout the year based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels, and are therefore subject to uncertainty. Actual shrinkage is recorded at year-end based on the results of our year-end physical inventory counts, and can vary from our estimates recorded throughout the year due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items), transaction processing errors, changes in our technology systems, and execution against loss prevention initiatives in our stores, distribution facilities and off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no material shrinkage reserve at year-end. Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on our net earnings. As of February 1, 2026 and February 2, 2025, our inventory obsolescence reserves were $20.7 million and $19.6 million, respectively.
Long-lived Assets
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. The asset group is comprised of both property and equipment and operating lease right-of-use assets. Impairment may result when the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows over its remaining useful life. Our estimate of undiscounted future cash flows over the lease term is based upon our experience, the historical operations and estimates of future profitability and economic conditions. The estimates of future profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. For operating lease right-of-use assets, we determine the fair value of the assets by using estimated market rental rates. These estimates can be affected by factors such as future results, real estate supply and demand, closure plans and economic conditions that can be difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset or asset group’s net carrying value over its estimated fair value. During fiscal 2025, fiscal 2024 and fiscal 2023, we recognized impairment charges, as a component of SG&A, of $1.6 million, $3.9 million and $14.5 million, respectively.
Income Taxes
We record reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. The results of these examinations and negotiations with taxing authorities may affect the ultimate settlement of these issues. We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax examinations, upon expiration of statutes of limitation, or upon occurrence of other events. As of February 1, 2026, we had $35.0 million of gross unrecognized tax benefits, of which $28.1 million would, if recognized, affect the effective tax rate. Additionally, we accrue interest and penalties related to these unrecognized tax benefits in the provision for income taxes. As of February 1, 2026 and February 2, 2025, our accruals for the payment of interest and penalties totaled $8.2 million and $6.7 million, respectively.
In order to compute income tax on an interim basis, we estimate what our effective tax rate will be for the full fiscal year and adjust these estimates throughout the year as necessary. Adjustments to our income tax provision due to changes in our estimated effective tax rate are recorded in the interim period in which the change occurs. The tax expense (or benefit) related to items other than ordinary income is individually computed and recognized when the items occur. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions or changes in tax law. Our effective tax rates for fiscal 2025 and fiscal 2024 were 25.1% and 24.3%, respectively.

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
Interest Rate Risk
Our Credit Facility has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During fiscal 2025, we had no borrowings under our Credit Facility.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of February 1, 2026, our investments, made primarily in money market funds and interest bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from suppliers outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2025 or fiscal 2024. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our suppliers in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2025, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current Consolidated Financial Statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.
Consolidated Statements of Earnings

	For the Fiscal Year Ended
(In thousands, except per share amounts)	February 1, 2026	February 2, 2025	January 28, 2024
Net revenues	$7,806,816	$7,711,541	$7,750,652
Cost of goods sold	4,203,765	4,129,242	4,447,051
Gross profit	3,603,051	3,582,299	3,303,601
Selling, general and administrative expenses	2,187,329	2,152,115	2,059,408
Operating income	1,415,722	1,430,184	1,244,193
Interest income, net	36,838	55,548	29,162
Earnings before income taxes	1,452,560	1,485,732	1,273,355
Income taxes	364,123	360,481	323,593
Net earnings	$1,088,437	$1,125,251	$949,762
Basic earnings per share	$8.96	$8.91	$7.35
Diluted earnings per share	$8.84	$8.79	$7.28
Shares used in calculation of earnings per share:
Basic	121,446	126,242	129,148
Diluted	123,153	128,041	130,543

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Comprehensive Income

	For the Fiscal Year Ended
(In thousands)	February 1, 2026	February 2, 2025	January 28, 2024
Net earnings	$1,088,437	$1,125,251	$949,762
Other comprehensive income (loss):
Foreign currency translation adjustments	8,417	(6,136)	(999)
Change in fair value of derivative financial instruments, net of tax	—	1	160
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	94	(904)
Comprehensive income	$1,096,854	$1,119,210	$948,019

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Balance Sheets

	As of
(In thousands, except per share amounts)	February 1, 2026	February 2, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,019,801	$1,212,977
Accounts receivable, net	126,821	117,678
Merchandise inventories, net	1,462,849	1,332,429
Prepaid expenses	80,053	66,914
Other current assets	23,663	24,611
Total current assets	2,713,187	2,754,609
Property and equipment, net	1,095,158	1,033,934
Operating lease right-of-use assets	1,270,272	1,177,805
Deferred income taxes, net	99,161	120,657
Goodwill	77,398	77,260
Other long-term assets, net	156,736	137,342
Total assets	$5,411,912	$5,301,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$637,985	$645,667
Accrued expenses	314,588	286,033
Gift card and other deferred revenue	602,940	584,791
Income taxes payable	78,943	67,696
Operating lease liabilities	221,356	234,180
Other current liabilities	98,318	93,607
Total current liabilities	1,954,130	1,911,974
Long-term operating lease liabilities	1,235,549	1,113,135
Other long-term liabilities	139,674	134,079
Total liabilities	3,329,353	3,159,188
Commitments and contingencies – See Note I
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 118,770 and 123,125 shares issued and outstanding at February 1, 2026 and February 2, 2025, respectively	1,188	1,232
Additional paid-in capital	587,433	571,585
Retained earnings	1,509,129	1,591,630
Accumulated other comprehensive loss	(13,176)	(21,593)
Treasury stock, at cost: 14 and 4 shares as of February 1, 2026 and February 2, 2025, respectively	(2,015)	(435)
Total stockholders’ equity	2,082,559	2,142,419
Total liabilities and stockholders’ equity	$5,411,912	$5,301,607

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 29, 2023	132,453	$1,325	$572,455	$1,141,819	$(13,809)	$(739)	$1,701,051
Net earnings	—	—	—	949,762	—	—	949,762
Foreign currency translation adjustments	—	—	—	—	(999)	—	(999)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	160	—	160
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(904)	—	(904)
Release of stock-based awards[1]	1,075	11	(52,641)	—	—	(201)	(52,831)
Repurchases of common stock[2]	(5,227)	(52)	(15,456)	(298,985)	—	(1,000)	(315,493)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(334)	(180)	—	514	—
Stock-based compensation expense	—	—	83,936	—	—	—	83,936
Dividends declared	—	—	—	(236,821)	—	—	(236,821)
Balance at January 28, 2024	128,301	1,284	587,960	1,555,595	(15,552)	(1,426)	2,127,861
Net earnings	—	—	—	1,125,251	—	—	1,125,251
Foreign currency translation adjustments	—	—	—	—	(6,136)	—	(6,136)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1	—	1
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	94	—	94
Release of stock-based awards[1]	765	7	(93,994)	—	—	(227)	(94,214)
Repurchases of common stock[2]	(5,941)	(59)	(18,373)	(795,968)	—	—	(814,400)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(1,218)	—	—	1,218	—
Stock-based compensation expense	—	—	97,210	—	—	—	97,210
Dividends declared	—	—	—	(293,248)	—	—	(293,248)
Balance at February 2, 2025	123,125	1,232	571,585	1,591,630	(21,593)	(435)	2,142,419
Net earnings	—	—	—	1,088,437	—	—	1,088,437
Foreign currency translation adjustments	—	—	—	—	8,417	—	8,417
Release of stock-based awards[1]	533	5	(73,513)	—	—	(290)	(73,798)
Repurchases of common stock[2]	(4,888)	(49)	(15,691)	(843,970)	—	(1,911)	(861,621)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(448)	(173)	—	621	—
Stock-based compensation expense	—	—	105,500	—	—	—	105,500
Dividends declared	—	—	—	(326,795)	—	—	(326,795)
Balance at February 1, 2026	118,770	$1,188	$587,433	$1,509,129	$(13,176)	$(2,015)	$2,082,559
1Amounts are shown net of shares withheld for associate taxes.
2Repurchases of common stock include accrued excise taxes of $7.7 million, $6.9 million, and $2.5 million as of February 1, 2026, February 2, 2025 and January 28, 2024, respectively, which is recorded in retained earnings.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
(In thousands)	February 1, 2026	February 2, 2025	January 28, 2024
Cash flows from operating activities:
Net earnings	$1,088,437	$1,125,251	$949,762
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	231,449	229,802	232,590
Loss on disposal/impairment of assets	7,663	5,539	21,869
Non-cash lease expense	251,591	255,923	255,286
Deferred income taxes	20,315	(9,741)	(29,085)
Stock-based compensation expense	106,522	98,983	84,754
Other	(2,556)	(2,603)	(2,796)
Changes in:
Accounts receivable	(8,811)	5,004	(7,461)
Merchandise inventories	(125,876)	(88,085)	209,168
Prepaid expenses and other assets	(29,772)	(19,832)	1,016
Accounts payable	(31,802)	15,360	99,043
Accrued expenses and other liabilities	37,286	27,023	4,935
Gift card and other deferred revenue	17,443	11,587	95,005
Operating lease liabilities	(258,247)	(265,131)	(269,162)
Income taxes payable	11,247	(28,858)	35,349
Net cash provided by operating activities	1,314,889	1,360,222	1,680,273
Cash flows from investing activities:
Purchases of property and equipment	(259,438)	(221,567)	(188,458)
Other	(1,138)	360	201
Net cash used in investing activities	(260,576)	(221,207)	(188,257)
Cash flows from financing activities:
Repurchases of common stock	(853,962)	(807,477)	(313,001)
Payment of dividends	(316,484)	(280,058)	(232,475)
Tax withholdings related to stock-based awards	(73,798)	(94,214)	(52,831)
Debt issuance costs	(1,187)	—	—
Other	(6,941)	(2,474)	—
Net cash used in financing activities	(1,252,372)	(1,184,223)	(598,307)
Effect of exchange rates on cash and cash equivalents	4,883	(3,822)	954
Net (decrease) increase in cash and cash equivalents	(193,176)	(49,030)	894,663
Cash and cash equivalents at beginning of year	1,212,977	1,262,007	367,344
Cash and cash equivalents at end of year	$1,019,801	$1,212,977	$1,262,007
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$692	$849	$837
Cash paid during the year for income taxes, net of refunds	$330,304	$398,693	$315,850
Non-cash investing activities:
Purchases of property and equipment not yet paid for at end of year	$3,054	$5,533	$914

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Notes to Consolidated Financial Statements
Note A: Summary of Significant Accounting Policies
Williams-Sonoma, Inc.’s (“Company”, “we”, or “us”) brands — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow — represent distinct merchandise strategies that are marketed through e-commerce, direct-mail catalogs, retail stores, and business-to-business. These brands collectively support The Key Rewards, our loyalty and credit card program that offers members exclusive benefits. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom and have unaffiliated franchisees that operate stores in Mexico, South Korea, India and the Philippines, as well as e-commerce websites in certain locations.
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
Fiscal Year
Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2025, a 52-week year, ended on February 1, 2026; Fiscal 2024, a 53-week year, ended on February 2, 2025; and Fiscal 2023, a 52-week year, ended on January 28, 2024.
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
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less. As of February 1, 2026, we were invested primarily in money market funds and interest-bearing demand deposit accounts. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.
Accounts Receivable, Net
Accounts receivable are stated at their carrying values, net of an allowance for credit losses. Accounts receivable consist primarily of credit card, business-to-business and franchisee receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for credit losses is recorded, if necessary. Our allowance for credit losses was not material to our Consolidated Financial Statements as of February 1, 2026 and February 2, 2025.
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
Reserves for shrinkage are estimated and recorded throughout the year based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our year-end physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items), transaction processing errors, changes in our technology systems, and execution against loss prevention initiatives in our stores, distribution facilities, off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no material shrinkage reserve at year-end. Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. As of February 1, 2026 and February 2, 2025, our inventory obsolescence reserves were $20.7 million and $19.6 million, respectively.
Long-lived Assets
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of estimated useful life or lease term (generally 5 – 22 years)
Fixtures and equipment	2 – 15 years
Buildings and building improvements	10 – 40 years
Capitalized software	2 – 10 years
Corporate aircraft	24 years
We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. The asset group is comprised of both property and equipment and operating lease right-of-use assets. Impairment may result when the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows over its remaining useful life. For asset impairment, our estimate of undiscounted future cash flows over the lease term is based upon our experience, the historical operations and estimates of future profitability and economic conditions. The estimates of future profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. For operating lease right-of-use assets, we determine the fair value of the assets by using estimated market rental rates. These estimates can be affected by factors such as future results, real estate supply and demand, closure plans and economic conditions that can be difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset or asset group’s net carrying value over its estimated fair value. We measure property and equipment at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy (see Note L). We measure operating lease right-of-use assets at fair value on a nonrecurring basis using Level 2 inputs, primarily market rental rates, that are corroborated by market data. Where Level 2 inputs are not readily available, we use Level 3 inputs. Fair value of these long-lived assets is based on the present value of estimated future cash flows using a discount rate commensurate with the risk. During fiscal 2025, fiscal 2024 and fiscal 2023, we recognized impairment charges, as a component of selling, general and administrative expenses (“SG&A”), of $1.6 million, $3.9 million and $14.5 million, respectively.
Leases
We lease store locations, distribution and manufacturing facilities, corporate facilities, customer care centers and certain equipment for our U.S. and international operations with initial terms generally ranging from 2 to 22 years. We determine whether an arrangement is or contains a lease at inception by evaluating potential lease agreements including services and operating agreements to determine whether an identified asset exists that we control over the term of the arrangement. Lease commencement is determined to be when the lessor provides us access to, and the right to control, the identified asset.

The rental payments for our leases are typically structured as either fixed or variable payments. Our fixed rent payments include: stated minimum rent and stated minimum rent with stated increases. Other obligations under our lease agreements include: rent increases based on a future index; rent based on a percentage of store sales; rent based on a percentage of store sales if a specified store sales threshold or contractual obligation of the landlord has not been met; and payments made for pass-through costs for property taxes, insurance, utilities and common area maintenance. In instances where these other obligations are fixed, they are included in the measurement of our lease liabilities, and when variable, they are excluded and recognized in the period in which the obligation for those payments is incurred. We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are excluded from our calculation of lease liabilities.
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
Goodwill
Goodwill is initially recorded as of the acquisition date and is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows, using a discount rate that approximates the reporting unit’s weighted-average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. We measure the fair value using Level 3 inputs as defined in the fair value hierarchy (see Note L). Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.
As of February 1, 2026 and February 2, 2025, we had goodwill of $77.4 million and $77.3 million, respectively, primarily related to our fiscal 2017 acquisition of Outward and our fiscal 2011 acquisition of Rejuvenation. In fiscal 2025, fiscal 2024 and fiscal 2023, we performed our qualitative annual assessment of goodwill impairment and concluded that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed and we did not recognize any goodwill impairment in fiscal 2025, fiscal 2024 or fiscal 2023.

Self-Insured Liabilities
We are primarily self-insured for workers’ compensation, associate health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, associate health benefits, product and other general liability claims were $28.5 million and $30.7 million as of February 1, 2026 and February 2, 2025, respectively.
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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of February 1, 2026 and February 2, 2025, we recorded a liability for expected sales returns of $40.1 million and $42.7 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of $11.9 million and $12.1 million, respectively, within other current assets in our Consolidated Balance Sheets.
Gift Card and Other Deferred Revenue
We defer revenue and record a liability when cash payments are received in advance of satisfying performance obligations, primarily associated with our merchandise sales, stored-value cards, customer loyalty programs and incentives received from credit card issuers.
We issue stored-value cards that may be redeemed on future merchandise purchases. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Breakage is recognized in a manner consistent with our historical redemption patterns, taking into consideration escheatment laws as applicable. Breakage is recognized over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the card issuance. Breakage income is not material to our Consolidated Financial Statements.
We offer a customer loyalty program, The Key Rewards, that allows members to earn points on qualifying purchases. Customers can earn points through spend on our private label and co-branded credit cards, or through non-credit card qualifying purchases. Points earned through either method enable members to receive certificates that may be redeemed on future merchandise purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points or certificates earned by our loyalty program members is deferred based on the standalone selling price of the points and recorded within gift card and other deferred revenue within our Consolidated Balance Sheets. The measurement of standalone selling prices takes into consideration the discount the customer would receive in a separate transaction for the delivered item, as well as our estimate of certificates expected to be issued and redeemed, based on historical patterns. This measurement is applied to our portfolio of performance obligations for points or certificates earned, as all obligations have similar economic characteristics. We believe the impact to our Consolidated Financial Statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations relate to contracts with terms less than one year, as our certificates generally expire within six months of issuance.
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
As of February 1, 2026 and February 2, 2025, we had recorded $602.9 million and $584.8 million, respectively, for gift card and other deferred revenue within current liabilities in our Consolidated Balance Sheets.
Supplier Allowances
We receive allowances or credits from certain suppliers for volume and other rebates. We treat such rebates as an offset to the cost of the product or services provided at the time the expense is recorded. These allowances and credits received are recorded in cost of goods sold.
Cost of Goods Sold
Cost of goods sold includes (i) cost of merchandise, tariffs, inbound freight costs, freight-to-store costs and other inventory-related costs such as replacements, damages, obsolescence and shrinkage, (ii) occupancy costs, which consists of rent, other costs (including property taxes, common area maintenance and utilities) and depreciation, and (iii) shipping costs, which consists of third-party delivery services and shipping materials.
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
Advertising Expenses
Advertising expenses consist of media, supplier and production costs related to digital advertising, catalog mailings, email and other marketing activities. Advertising costs are expensed as incurred.
Total advertising expenses were approximately $552.6 million, $567.7 million and $502.2 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The improvements in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The adoption of this standard had an impact on the income tax disclosures, but it did not result in a change to our current or previously reported financial results. We elected to adopt this guidance prospectively; therefore, the current-year effective tax rate reconciliation in Note D is presented in the new required format, while prior-year periods are presented using the previous guidance.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes the recognition, measurement and presentation of government grants received by a business entity, including guidance for a grant related to an asset and a grant related to income. This ASU is effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.

Note B: Property and Equipment
Property and equipment consists of the following:

	As of
(In thousands)	February 1, 2026	February 2, 2025
Capitalized software	$1,005,775	$956,596
Leasehold improvements	898,320	883,414
Fixtures and equipment	894,423	869,371
Land and buildings	181,425	180,074
Corporate aircraft	52,710	—
Corporate systems projects in progress	76,387	43,158
Construction in progress [1]	30,284	40,399
Total	3,139,324	2,973,012
Accumulated depreciation	(2,044,166)	(1,939,078)
Property and equipment, net	$1,095,158	$1,033,934
1Construction in progress primarily consists of leasehold improvements and fixtures and equipment related to new, expanded or remodeled stores and distribution centers where construction had not been completed as of year-end. For the fiscal year ended February 2, 2025, construction in progress also included the corporate aircraft.
Note C: Borrowing Arrangements
Credit Facility
In June 2025, we amended our existing credit facility, which increased our unsecured revolving line of credit to $600 million, amended certain interest rates and extended the maturity date of the facility, in addition to other updates (the “Credit Facility”). Our Credit Facility may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Credit Facility by up to $250 million to provide for a total of $850 million of unsecured revolving credit.
During fiscal 2025 and fiscal 2024, we had no borrowings under our Credit Facility. Additionally, as of February 1, 2026, issued but undrawn standby letters of credit of $14.1 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Credit Facility matures on June 26, 2030, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to the Credit Facility is variable and may be elected by us as: (i) the Secured Overnight Financing Rate (“SOFR”) and an applicable margin based on our leverage ratio ranging from 0.91% to 1.55% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.55%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of February 1, 2026, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of February 1, 2026, no amounts were outstanding under our letter of credit facilities. On August 7, 2025, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2026, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2027. One of the letter of credit facilities totaling $5 million matures on June 26, 2030, which is also the latest expiration date possible for future letters of credit issued under the facility.

Note D: Income Taxes
The components of earnings before income taxes, by tax jurisdiction, are as follows:

	For the Fiscal Year Ended
(In thousands)	February 1, 2026	February 2, 2025	January 28, 2024
United States	$1,253,410	$1,301,017	$1,154,160
Foreign	199,150	184,715	119,195
Total	$1,452,560	$1,485,732	$1,273,355
The provision for income taxes consists of the following:

	For the Fiscal Year Ended
(In thousands)	February 1, 2026	February 2, 2025	January 28, 2024
Current
Federal	$242,980	$276,201	$275,734
State	65,877	64,834	54,903
Foreign	34,951	29,187	22,041
Total current	$343,808	$370,222	$352,678
Deferred
Federal	$22,799	$(7,608)	$(30,632)
State	(2,024)	(1,925)	686
Foreign	(460)	(208)	861
Total deferred	$20,315	$(9,741)	$(29,085)
Total provision	$364,123	$360,481	$323,593
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law in the United States. The OBBB includes a broad range of tax reform provisions, including permanently extending and modifying certain expiring provisions of the 2017 Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions becoming effective in fiscal 2025 and the majority taking effect in future years. The OBBB had a minimal impact on the effective tax rate but resulted in favorable cash tax impacts in fiscal 2025 as a result of certain accelerated tax deductions.
Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“Framework”) in 2021, a number of countries have begun to enact legislation to implement the Framework, including the Pillar Two minimum tax. Our subsidiaries were not subject to Pillar Two minimum tax in fiscal 2025. Pillar Two minimum tax will be treated as a period cost in future periods when it is applicable. We are continuing to evaluate the potential impact of the Framework on future periods and monitoring legislative developments by other countries, especially in the regions in which we operate.
For fiscal 2025, ASU 2023-09 requires an expanded view of the rate reconciliation as well as a summary of income taxes paid for material jurisdictions. We have elected a prospective presentation. The tables below represent the new standard for fiscal 2025 and revert to prior guidance for comparable years.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	For the Fiscal Year Ended
	February 1, 2026
(In thousands)	$	%
United States federal statutory tax rate	$305,038	21.0%
State and local income taxes, net of federal income tax effect [1]	59,484	4.1
Foreign tax effects	(3,667)	(0.3)
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	69	—
Tax credits	(397)	—
Changes in valuation allowance	—	—
Nontaxable or nondeductible items	6,818	0.5
Changes in unrecognized tax benefits	(1,907)	(0.1)
Other adjustments	(1,315)	(0.1)
Effective tax rate	$364,123	25.1%
1State taxes in California, New York, New Jersey and Illinois make up the majority of the tax effect in this category.
A reconciliation of income taxes at the federal statutory corporate rate to the effective rate for prior fiscal years is as follows:

	For the Fiscal Year Ended
	February 2, 2025	January 28, 2024
Federal income taxes at the statutory rate	21.0%	21.0%
State income tax rate	4.1	4.4
Officer’s compensation under Sec.162(m)	0.9	0.9
Change in uncertain tax positions	0.2	(0.5)
Deferred true up	—	0.2
Stock-based compensation	(1.1)	(0.3)
Foreign rate differential	(0.5)	(0.3)
Credits	(0.1)	—
Other	(0.2)	—
Total	24.3%	25.4%

The company’s income taxes paid (net of refunds received), are as follows:

For the Fiscal Year Ended
(In thousands)	February 1, 2026
Federal	$226,000
State:
California	20,861
Other	53,227
Total State	74,088
Foreign	30,216
Total	$330,304
Significant components of our deferred income tax accounts are as follows:

	As of
(In thousands)	February 1, 2026	February 2, 2025
Deferred tax assets (liabilities)
Operating lease liabilities	$367,263	$332,146
Merchandise inventories	38,056	36,935
Compensation	34,037	28,832
Gift cards	26,549	24,515
Accrued liabilities	15,845	16,879
Executive deferred compensation	13,472	12,204
Stock-based compensation	12,752	13,822
State taxes	9,298	7,956
Loyalty rewards	2,694	2,972
State net operating loss	929	977
Operating lease right-of-use assets	(318,480)	(294,216)
Property and equipment	(74,947)	(34,254)
Deferred lease incentives	(23,803)	(23,452)
Other	(5,403)	(7,587)
Valuation allowance	(743)	(1,198)
Total deferred tax assets, net	$97,519	$116,531
We had net state operating loss carry-forwards as of February 1, 2026. A valuation allowance has been provided against certain state net operating loss carry-forwards, as we do not expect to fully utilize the losses in future years.

The following table summarizes the activity related to gross unrecognized tax benefits:

	For the Fiscal Year Ended
(In thousands)	February 1, 2026	February 2, 2025	January 28, 2024
Beginning balance	$32,373	$31,582	$37,068
Increases related to current year tax positions	6,059	5,119	4,966
Increases for tax positions for prior years	276	271	194
Decrease for tax positions for prior years	(245)	(558)	(1,170)
Settlements	—	(370)	—
Lapse in statute of limitations	(3,415)	(3,671)	(9,476)
Ending balance	$35,048	$32,373	$31,582
As of February 1, 2026, we had $35.0 million of gross unrecognized tax benefits, of which $28.1 million would, if recognized, affect the effective tax rate.
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of February 1, 2026 and February 2, 2025, accruals for the payment of interest and penalties totaled $8.2 million and $6.7 million, respectively.
We file income tax returns in the U.S. and foreign jurisdictions. We are subject to examination by the tax authorities in these jurisdictions. U.S. federal taxable years for which the statute of limitations has not expired are fiscal years 2022 to 2025. Substantially all material state, local and foreign jurisdictions’ statutes of limitations are closed for taxable years prior to 2021.

Note E: Leases
The components of our lease costs are as follows:

	For the Fiscal Year Ended
(In thousands)	February 1, 2026	February 2, 2025	January 28, 2024
Operating lease costs	$310,736	$299,105	$296,779
Variable lease costs	126,545	127,291	132,304
Total lease costs	$437,281	$426,396	$429,083
Sublease income and short-term lease costs were not material to us for fiscal 2025, fiscal 2024 and fiscal 2023.
Supplemental cash flow information related to our leases are as follows:

	For the Fiscal Year Ended
(In thousands)	February 1, 2026	February 2, 2025	January 28, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$326,616	$325,650	$322,293
Our net additions to right-of-use assets were $340.3 million and $209.4 million in fiscal 2025 and fiscal 2024, respectively.
Additional information related to our leases is as follows:

	For the Fiscal Year Ended
	February 1, 2026	February 2, 2025
Weighted-average remaining lease term (years)	6.5	6.5
Weighted-average incremental borrowing rate	4.3%	4.0%
As of February 1, 2026, the future minimum lease payments under our operating lease liabilities are as follows:

(In thousands)
Fiscal 2026	$325,743
Fiscal 2027	300,684
Fiscal 2028	257,483
Fiscal 2029	216,337
Fiscal 2030	178,403
Fiscal 2031 and thereafter	465,777
Total lease payments	1,744,427
Less: interest	(287,522)
Total operating lease liabilities	1,456,905
Less: current operating lease liabilities	(221,356)
Total non-current operating lease liabilities	$1,235,549
Additionally, we have future payment obligations of $205.9 million relating to executed lease agreements for which the related lease terms had not yet commenced as of February 1, 2026, and, therefore, are not included in the table above.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted-Average Shares	Earnings Per Share
Fiscal 2025
Basic	$1,088,437	121,446	$8.96
Effect of dilutive stock-based awards		1,707
Diluted	$1,088,437	123,153	$8.84
Fiscal 2024
Basic	$1,125,251	126,242	$8.91
Effect of dilutive stock-based awards		1,799
Diluted	$1,125,251	128,041	$8.79
Fiscal 2023
Basic	$949,762	129,148	$7.35
Effect of dilutive stock-based awards		1,395
Diluted	$949,762	130,543	$7.28
The effect of anti-dilutive stock-based awards was not material for fiscal 2025, fiscal 2024 and fiscal 2023.
Note G: Stock-Based Compensation
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of approximately 85.4 million shares. As of February 1, 2026, there were approximately 7.6 million shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the Board of Directors of the Company or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
Stock Awards
Annual grants of stock awards are limited to two million shares on a per person basis. Stock awards granted to associates generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, disability, death, merger or a similar corporate event. Stock awards granted to non-employee Board of Directors members generally vest in one year. Non-employee Board of Directors members automatically receive stock awards on the date of their initial election to the Board of Directors and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board of Directors member). Non-employee directors may also elect, on terms prescribed by the Company, to receive all of their annual cash compensation to be earned in respect of the applicable fiscal year either in the form of (i) fully vested stock units or (ii) fully vested deferred stock units.

Stock-Based Compensation Expense
During fiscal 2025, fiscal 2024 and fiscal 2023, we recognized total stock-based compensation expense, as a component of SG&A, of $106.5 million, $99.0 million and $84.8 million, respectively. As of February 1, 2026, there was $157.2 million of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted-average remaining service period of approximately 1.7 years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.
Restricted Stock Units
The following table summarizes our restricted stock unit activity during fiscal 2025:

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Term Remaining (Years)	Intrinsic Value [1]
Balance at February 2, 2025	2,185,605	$92.97
Granted	489,419	145.58
Granted, with vesting subject to performance conditions	206,423	138.86
Released [2]	(796,365)	86.23
Cancelled	(58,731)	105.11
Balance at February 1, 2026	2,026,351	$112.64	1.09	$414,693,000
Vested plus expected to vest at February 1, 2026 [3]	2,396,030	$113.11	1.07	$490,348,000
1Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $204.65).
2Excludes 183,009 incremental shares released due to achievement of performance conditions above target.
3Includes incremental shares above target for certain performance-based awards based on probable achievement of performance conditions.
The following table summarizes additional information about restricted stock units:

	For the Fiscal Year Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Weighted-average grant date fair value per share of awards granted	$143.58	$159.77	$60.91
Intrinsic value of awards released 1 2	$161,817,000	$207,510,000	$118,417,000
1Intrinsic value for releases is based on the market value on the date of release.
2Includes 183,009, 200,852 and 417,340 incremental shares released due to achievement of performance conditions above target in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Tax Benefit
We record excess tax benefits and deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the period in which they occur. During fiscal 2025, fiscal 2024 and fiscal 2023, the current tax benefit related to stock-based awards totaled $23.9 million, $27.5 million and $16.6 million, respectively.
Note H: Williams-Sonoma, Inc. 401(k) Plan and Other Associate Benefits
We have a defined contribution retirement plan, the Williams-Sonoma, Inc. 401(k) Plan (the “401(k) Plan”), which permits eligible associates to make salary deferral contributions up to 75% of their eligible compensation each pay period up to the maximum limits allowable under the applicable provisions of the Internal Revenue Code. Each participant may choose to have their salary deferral contributions and earnings thereon invested in one or more investment funds, including the Williams-Sonoma, Inc. Stock Fund.
Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Our contributions to the plan were $10.7 million, $14.2 million and $13.6 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/associate stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Internal Revenue Code section 414(l).
We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible associates to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of February 1, 2026 and February 2, 2025, $54.6 million and $49.4 million, respectively, is included in other long-term liabilities related to these deferred compensation obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $64.0 million and $53.6 million as of February 1, 2026 and February 2, 2025, respectively, and is included in other long-term assets, net.
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
Note J: Stock Repurchase Program and Dividends
Stock Repurchase Program
During fiscal 2025, pursuant to our stock repurchase program we repurchased 4,888,240 shares of our common stock at an average cost of $174.70 per share for an aggregate cost of $854.0 million, excluding excise taxes of $7.7 million. As of February 1, 2026, there was $338.6 million remaining under our September 2024 stock repurchase authorization. In November 2025, our Board of Directors approved a new $1.0 billion stock repurchase authorization, which will become effective once our September 2024 authorization is fully utilized. As of February 1, 2026, the total stock repurchase authorization remaining under the program was approximately $1.3 billion.
As of February 1, 2026, we held treasury stock of $2.0 million. We intend to satisfy future stock-based award settlements in certain foreign jurisdictions using this treasury stock.
During fiscal 2024, we repurchased 5,940,939 shares of our common stock at an average cost of $135.92 per share for an aggregate cost of $807.5 million, excluding excise taxes of $6.9 million. During fiscal 2023, we repurchased 5,243,722 shares of our common stock at an average cost of $59.69 per share for an aggregate cost of $313.0 million, excluding excise taxes of $2.5 million.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

Dividends
Total cash dividends declared in fiscal 2025, fiscal 2024 and fiscal 2023, were $326.8 million, or $2.64 per common share, $293.2 million, or $2.28 per common share and $236.8 million, or $1.80 per common share, respectively. In March 2026, we announced that our Board of Directors authorized a 15% increase in our quarterly cash dividend, from $0.66 to $0.76 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.
Note K: Segment Reporting
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
Our single reportable segment derives revenues from sales of merchandise through our e-commerce websites, direct-mail catalogs and retail stores, and includes shipping fees received from customers for delivery of merchandise to their homes. The accounting policies of our single reportable segment are described in the Summary of Significant Accounting Policies within Note A.
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
The following table summarizes reported net revenues, significant segment expenses, operating income and earnings before income taxes for fiscal 2025, fiscal 2024 and fiscal 2023:

	For the Fiscal Year Ended
(In thousands)	February 1, 2026	February 2, 2025	January 28, 2024
Net revenues	$7,806,816	$7,711,541	$7,750,652
Less:
Cost of merchandise and shipping	3,383,429	3,336,102	3,632,761
Occupancy, excluding depreciation	591,678	567,602	584,469
Employment	1,254,658	1,227,305	1,167,024
Advertising	552,587	567,723	502,245
Other segment items [1]	378,891	354,914	389,938
Depreciation and amortization expense	229,851	227,712	230,022
Operating income	$1,415,722	$1,430,184	$1,244,193
Interest income, net	36,838	55,548	29,162
Earnings before income taxes	$1,452,560	$1,485,732	$1,273,355
1Other segment items within operating income include general expenses, which consist primarily of credit card fees, data processing expenses and administrative expenses.

The following table summarizes our net revenues by brand for fiscal 2025, fiscal 2024 and fiscal 2023:

	For the Fiscal Year Ended [1]
(In thousands)	February 1, 2026	February 2, 2025	January 28, 2024
Pottery Barn	$2,999,332	$3,039,939	$3,206,167
West Elm	1,859,501	1,840,582	1,854,811
Williams Sonoma [2]	1,362,308	1,302,821	1,260,045
Pottery Barn Kids and Teen	1,138,051	1,107,057	1,060,470
Other [3]	447,624	421,142	369,159
Total [4]	$7,806,816	$7,711,541	$7,750,652
1Includes business-to-business net revenues within each brand.
2Includes Williams Sonoma Home net revenues.
3Primarily consists of net revenues from Rejuvenation, Mark and Graham, our international franchise operations and GreenRow.
4Includes net revenues related to our international operations (including our operations in Canada, Australia and the United Kingdom and our franchise businesses) of $321.3 million, $336.3 million and $328.9 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Long-lived assets by geographic location, which excludes deferred income taxes, goodwill and intangible assets, are as follows:

(In thousands)	February 1, 2026	February 2, 2025
U.S.	$2,448,273	$2,268,691
International	57,552	68,425
Total	$2,505,825	$2,337,116

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
There were no transfers between Level 1, 2 or 3 categories during fiscal 2025 or fiscal 2024.

Note M: Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 29, 2023	$(14,458)	$649	$(13,809)
Foreign currency translation adjustments	(999)	—	(999)
Change in fair value of derivative financial instruments	—	160	160
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(904)	(904)
Other comprehensive income (loss)	(999)	(744)	(1,743)
Balance at January 28, 2024	(15,457)	(95)	(15,552)
Foreign currency translation adjustments	(6,136)	—	(6,136)
Change in fair value of derivative financial instruments	—	1	1
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	94	94
Other comprehensive income (loss)	(6,136)	95	(6,041)
Balance at February 2, 2025	(21,593)	—	(21,593)
Foreign currency translation adjustments	8,417	—	8,417
Other comprehensive income (loss)	8,417	—	8,417
Balance at February 1, 2026	$(13,176)	$—	$(13,176)
Note N: Subsequent Events
On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States. As a result, on February 20, 2026, the U.S. President issued an executive order stating that the related tariffs were no longer in effect and ending the collection of these tariffs. However, the U.S. President then issued an additional executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. The Supreme Court's ruling did not address whether importers who paid IEEPA tariffs are entitled to refunds, and that issue remains subject to further litigation before the CIT. We cannot predict whether or when any refunds will be available, or whether the administration will contest refund claims. We are currently assessing the impact of these actions on our operations and Consolidated Financial Statements, including our ability to recover certain tariffs paid.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Williams-Sonoma, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of February 1, 2026 and February 2, 2025, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended February 1, 2026, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2026 and February 2, 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
◦We evaluated the reasonableness of management’s revenue and gross margin by comparing the forecasts to (1) historical revenues and gross margins, (2) internal communications to management, (3) external communications made by management to analysts and investors, and (4) trends in the industry.
/s/ Deloitte & Touche LLP
San Francisco, CA
March 25, 2026

We have served as the Company’s auditor since 1980.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of February 1, 2026, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of February 1, 2026, our internal control over financial reporting is effective.
An independent registered public accounting firm audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting. Their audit report appears on pages 67 through 68 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the fourth quarter of fiscal 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement [1]	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration	Date Terminated
Jeff Howie, Executive Vice President and Chief Financial Officer	November 21, 2025	Rule 10b5-1 Trading Arrangement	Up to 51,654 shares to be sold[2]	March 26, 2026 through September 30, 2026	N/A
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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Audit and Finance Committee Report,” “Corporate Governance — Corporate Governance Guidelines and Code of Business Conduct and Ethics,” “Corporate Governance — Audit and Finance Committee,” “Compensation Discussion and Analysis — Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information,” and “Compensation Discussion and Analysis — Prohibition of Insider Trading, Hedging and Pledging Company Stock” in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after February 1, 2026 (the “Proxy Statement”). With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
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
		The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this Annual Report on Form 10-K pursuant to Item 8:
			PAGE
		Consolidated Statements of Earnings	44
		Consolidated Statements of Comprehensive Income	44
		Consolidated Balance Sheets	45
		Consolidated Statements of Stockholders’ Equity	46
		Consolidated Statements of Cash Flows	47
		Notes to Consolidated Financial Statements	48
		Report of Independent Registered Public Accounting Firm	67
(a)	(2)	Financial Statement Schedules: Schedules have been omitted because they are not required, are not applicable, or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.
(a)	(3)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)		Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(c)		Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

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

10.1
Ninth Amended and Restated Credit Agreement, dated June 26, 2025, among the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and the lenders party (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2025 as filed with the Commission on August 29, 2025, File No. 001-14077)

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

10.6+
Williams-Sonoma, Inc. Amended and Restated 2021 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2025 as filed with the Commission on May 28, 2025, File No. 001-14077)

10.7+
Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.8+
Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2018 as filed with the Commission on June 8, 2018, File No. 001-14077)

10.9+
Williams-Sonoma, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2025 as filed with the Commission on August 29, 2025, File No. 001-14077)

10.10+
Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Non-Employee Director Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2021 as filed with the Commission on September 9, 2021, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.11+
Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.12+
Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.13+
Amended and Restated 2012 EVP Level Management Retention Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2025 as filed with the Commission on May 28, 2025, File No. 001-14077)

OTHER AGREEMENTS

10.14+
Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

19.1
Williams-Sonoma, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2025 as filed with the Commission on March 27, 2025, File No. 001-14077)

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

101*
The following financial statements from the Company’s Annual Report on Form
10-K for the fiscal year ended February 1, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

WILLIAMS-SONOMA, INC.

Date: March 25, 2026	By	/S/ LAURA ALBER
Laura Alber
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2026	/s/ SCOTT DAHNKE
Scott Dahnke
Chairman of the Board of Directors

Date: March 25, 2026	/s/ LAURA ALBER
Laura Alber
Chief Executive Officer and Director
(principal executive officer)

Date: March 25, 2026	/s/ JEFFREY E. HOWIE
Jeffrey E. Howie
Chief Financial Officer
(principal financial officer)

Date: March 25, 2026	/s/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(principal accounting officer)

Date: March 25, 2026	/s/ ESI EGGLESTON BRACEY
Esi Eggleston Bracey
Director

Date: March 25, 2026	/s/ ANDREW CAMPION
Andrew Campion
Director

Date: March 25, 2026	/s/ ANNE FINUCANE
Anne Finucane
Director

Date: March 25, 2026	/s/ ARIANNA HUFFINGTON
Arianna Huffington
Director

Date: March 25, 2026	/s/ WILLIAM READY
William Ready
Director

Date: March 25, 2026	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Director