Form 10-Q
period 2026-05-03
WILLIAMS SONOMA INC
filed 2026-05-22
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2026.
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
Yes ☐ No ☒
As of May 17, 2026, 117,746,611 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 3, 2026

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands, except per share amounts)	May 3, 2026	May 4, 2025
Net revenues	$1,805,456	$1,730,113
Cost of goods sold	1,012,030	964,304
Gross profit	793,426	765,809
Selling, general and administrative expenses	501,738	475,096
Operating income	291,688	290,713
Interest income, net	6,907	9,533
Earnings before income taxes	298,595	300,246
Income taxes	67,233	68,983
Net earnings	$231,362	$231,263
Basic earnings per share	$1.95	$1.88
Diluted earnings per share	$1.93	$1.85
Shares used in calculation of earnings per share:
Basic	118,386	123,108
Diluted	119,894	124,789

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands)	May 3, 2026	May 4, 2025
Net earnings	$231,362	$231,263
Other comprehensive income (loss):
Foreign currency translation adjustments	761	5,170
Comprehensive income	$232,123	$236,433

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	May 3, 2026	February 1, 2026	May 4, 2025
ASSETS
Current assets
Cash and cash equivalents	$651,601	$1,019,801	$1,047,181
Accounts receivable, net	139,347	126,821	122,773
Merchandise inventories, net	1,455,030	1,462,849	1,335,356
Prepaid expenses	80,035	80,053	69,442
Other current assets	19,699	23,663	22,570
Total current assets	2,345,712	2,713,187	2,597,322
Property and equipment, net	1,102,339	1,095,158	1,031,990
Operating lease right-of-use assets	1,295,745	1,270,272	1,198,440
Deferred income taxes, net	83,686	99,161	112,366
Goodwill	77,386	77,398	77,347
Other long-term assets, net	154,680	156,736	139,850
Total assets	$5,059,548	$5,411,912	$5,157,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$560,674	$637,985	$553,655
Accrued expenses	151,462	314,588	146,692
Gift card and other deferred revenue	622,049	602,940	589,432
Income taxes payable	113,920	78,943	112,390
Operating lease liabilities	215,150	221,356	229,070
Other current liabilities	99,517	98,318	90,604
Total current liabilities	1,762,772	1,954,130	1,721,843
Long-term operating lease liabilities	1,278,414	1,235,549	1,139,745
Other long-term liabilities	148,558	139,674	134,451
Total liabilities	3,189,744	3,329,353	2,996,039
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 117,743, 118,770 and 122,994 shares issued and outstanding at May 3, 2026, February 1, 2026 and May 4, 2025, respectively	1,178	1,188	1,231
Additional paid-in capital	517,774	587,433	524,405
Retained earnings	1,364,925	1,509,129	1,654,078
Accumulated other comprehensive loss	(12,415)	(13,176)	(16,423)
Treasury stock, at cost: 11, 14 and 14 shares as of May 3, 2026, February 1, 2026 and May 4, 2025, respectively	(1,658)	(2,015)	(2,015)
Total stockholders’ equity	1,869,804	2,082,559	2,161,276
Total liabilities and stockholders’ equity	$5,059,548	$5,411,912	$5,157,315

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at February 1, 2026	118,770	$1,188	$587,433	$1,509,129	$(13,176)	$(2,015)	$2,082,559
Net earnings	—	—	—	231,362	—	—	231,362
Foreign currency translation adjustments	—	—	—	—	761	—	761
Release of stock-based awards [1]	581	6	(93,312)	—	—	(290)	(93,596)
Repurchases of common stock [2]	(1,608)	(16)	(5,307)	(284,320)	—	—	(289,643)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(388)	(259)	—	647	—
Stock-based compensation expense	—	—	29,348	—	—	—	29,348
Dividends declared	—	—	—	(90,987)	—	—	(90,987)
Balance at May 3, 2026	117,743	$1,178	$517,774	$1,364,925	$(12,415)	$(1,658)	$1,869,804
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $1.8 million as of May 3, 2026, which is recorded in retained earnings.
See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at February 2, 2025	123,125	$1,232	$571,585	$1,591,630	$(21,593)	$(435)	$2,142,419
Net earnings	—	—	—	231,263	—	—	231,263
Foreign currency translation adjustments	—	—	—	—	5,170	—	5,170
Release of stock-based awards [1]	468	5	(65,071)	—	—	(290)	(65,356)
Repurchases of common stock [2]	(599)	(6)	(1,864)	(86,329)	—	(1,911)	(90,110)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(448)	(173)	—	621	—
Stock-based compensation expense	—	—	20,203	—	—	—	20,203
Dividends declared	—	—	—	(82,313)	—	—	(82,313)
Balance at May 4, 2025	122,994	$1,231	$524,405	$1,654,078	$(16,423)	$(2,015)	$2,161,276
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $0.1 million as of May 4, 2025, which is recorded in retained earnings.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands)	May 3, 2026	May 4, 2025
Cash flows from operating activities:
Net earnings	$231,362	$231,263
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	56,116	56,404
Loss on disposal/impairment of assets	671	732
Non-cash lease expense	62,152	60,484
Deferred income taxes	3,912	(1,559)
Tax benefit related to stock-based awards	11,755	10,647
Stock-based compensation expense	29,540	20,390
Other	(456)	(637)
Changes in:
Accounts receivable	(12,491)	(4,919)
Merchandise inventories	8,598	(689)
Prepaid expenses and other assets	5,801	(2,956)
Accounts payable	(82,408)	(96,022)
Accrued expenses and other liabilities	(148,910)	(139,206)
Gift card and other deferred revenue	19,023	4,173
Operating lease liabilities	(63,319)	(63,850)
Income taxes payable	34,977	44,694
Net cash provided by operating activities	156,323	118,949
Cash flows from investing activities:
Purchases of property and equipment	(57,685)	(58,250)
Other	10	21
Net cash used in investing activities	(57,675)	(58,229)
Cash flows from financing activities:
Repurchases of common stock	(287,805)	(89,971)
Tax withholdings related to stock-based awards	(93,596)	(65,357)
Payment of dividends	(85,580)	(74,667)
Net cash used in financing activities	(466,981)	(229,995)
Effect of exchange rates on cash and cash equivalents	133	3,479
Net decrease in cash and cash equivalents	(368,200)	(165,796)
Cash and cash equivalents at beginning of period	1,019,801	1,212,977
Cash and cash equivalents at end of period	$651,601	$1,047,181

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“Company,” “we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of May 3, 2026, February 1, 2026 and May 4, 2025, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen weeks then ended and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of February 1, 2026, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.
The Company's fiscal year ends on the Sunday closest to January 31. All references to “fiscal 2026” represent the 52-week fiscal year that will end on January 31, 2027 and all references to “fiscal 2025” represent the 52-week fiscal year that ended February 1, 2026.
The results of operations for the thirteen weeks ended May 3, 2026 are not necessarily indicative of the operating results of the full year.
Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and ASU 2025-01, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation and amortization. This ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.
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
NOTE B. BORROWING ARRANGEMENTS
Credit Facility
We have a credit facility (the “Credit Facility”) which provides for a $600 million unsecured revolving line of credit. Our Credit Facility may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Credit Facility by up to $250 million to provide for a total of $850 million of unsecured revolving credit.
During the thirteen weeks ended May 3, 2026 and May 4, 2025, we had no borrowings under our Credit Facility. Additionally, as of May 3, 2026, issued but undrawn standby letters of credit of $13.6 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Credit Facility matures on June 26, 2030, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to the Credit Facility is variable and may be elected by us as: (i) the Secured Overnight Financing Rate (“SOFR”) and an applicable margin based on our leverage ratio, ranging from 0.91% to 1.55% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.55%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of May 3, 2026, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of May 3, 2026, no amounts were outstanding under our letter of credit facilities. Two of our letter of credit facilities totaling $30 million mature on August 18, 2026, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2027. One of the letter of credit facilities totaling $5 million matures on June 26, 2030, which is also the latest expiration date possible for future letters of credit issued under the facility.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 85.4 million shares. As of May 3, 2026, there were approximately 6.1 million shares available for future grant. Awards may be granted under our Plan to officers, employees and non-employee members of the Board of Directors of the Company or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
Stock-Based Compensation Expense
During the thirteen weeks ended May 3, 2026 and May 4, 2025, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses (“SG&A”) of $29.5 million and $20.4 million, respectively.
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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended May 3, 2026
Basic	$231,362	118,386	$1.95
Effect of dilutive stock-based awards		1,508
Diluted	$231,362	119,894	$1.93
Thirteen weeks ended May 4, 2025
Basic	$231,263	123,108	$1.88
Effect of dilutive stock-based awards		1,681
Diluted	$231,263	124,789	$1.85
The effect of anti-dilutive stock-based awards was not material for the thirteen weeks ended May 3, 2026 and May 4, 2025.
NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
Our single reportable segment derives revenues from sales of merchandise through our e-commerce websites and retail stores, and includes shipping fees received from customers for delivery of merchandise to their homes. The accounting policies of our single reportable segment are described in the Summary of Significant Accounting Policies within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.
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
The following table summarizes reported net revenues, significant segment expenses, operating income and earnings before income taxes for the thirteen weeks ended May 3, 2026 and May 4, 2025.

	For the Thirteen Weeks Ended
(In thousands)	May 3, 2026	May 4, 2025
Net revenues	$1,805,456	$1,730,113
Less:
Cost of merchandise and shipping	808,475	766,635
Occupancy, excluding depreciation	148,284	141,829
Employment	286,687	270,430
Advertising	121,801	117,750
Other segment items [1]	93,174	86,877
Depreciation and amortization expense	55,347	55,879
Operating income	291,688	290,713
Interest income, net	6,907	9,533
Earnings before income taxes	$298,595	$300,246
1Other segment items within operating income include general expenses, which consist primarily of credit card fees, data processing expenses and administrative expenses.

The following table summarizes our net revenues by brand for the thirteen weeks ended May 3, 2026 and May 4, 2025.

	For the Thirteen Weeks Ended [1]
(In thousands)	May 3, 2026	May 4, 2025
Pottery Barn	$708,447	$695,092
West Elm	471,174	437,085
Williams Sonoma [2]	271,542	257,493
Pottery Barn Kids and Teen	240,149	229,716
Other [3]	114,144	110,727
Total [4]	$1,805,456	$1,730,113
1Includes business-to-business net revenues within each brand.
2Includes Williams Sonoma Home net revenues.
3Primarily consists of net revenues from Rejuvenation, Mark and Graham, our international franchise operations, GreenRow and Dormify.
4Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom, and our franchise businesses) of $73.4 million and $77.8 million for the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.

Long-lived assets by geographic location, which excludes deferred income taxes, goodwill, and intangible assets, are as follows:

	As of
(In thousands)	May 3, 2026	February 1, 2026	May 4, 2025
U.S.	$2,482,635	$2,448,273	$2,289,438
International	53,399	57,552	68,021
Total	$2,536,034	$2,505,825	$2,357,459
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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen weeks ended May 3, 2026, pursuant to our stock repurchase program we repurchased 1,608,253 shares of our common stock at an average cost of $178.96 per share for an aggregate cost of $287.8 million, excluding excise taxes of $1.8 million. As of May 3, 2026, there was $50.8 million remaining under our September 2024 stock repurchase authorization. In November 2025, our Board of Directors approved a new $1.0 billion stock repurchase authorization, which will become effective once our September 2024 authorization is fully utilized. As of May 3, 2026, the total stock repurchase authorization remaining under the program was approximately $1.1 billion.
During the thirteen weeks ended May 4, 2025, we repurchased 599,191 shares of our common stock at an average cost of $150.15 per share for an aggregate cost of $90.0 million, excluding excise taxes of $0.1 million.
As of May 3, 2026, February 1, 2026 and May 4, 2025, we held treasury stock of $1.7 million, $2.0 million and $2.0 million, respectively. We intend to satisfy future stock-based award settlements in certain foreign jurisdictions using this treasury stock.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and market conditions.

Dividends
In March 2026, our Board of Directors authorized a 15% increase in our quarterly cash dividend, from $0.66 to $0.76 per common share, subject to capital availability. We declared cash dividends of $0.76 and $0.66 per common share during the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively. Our quarterly cash dividend may be limited or terminated at any time.
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
During the thirteen weeks ended May 3, 2026, we recognized impairment charges, as a component of SG&A, of $0.3 million. During the thirteen weeks ended May 4, 2025, no impairment charges were recognized.
There were no transfers in and out of Level 3 categories during the thirteen weeks ended May 3, 2026 and May 4, 2025.

NOTE I. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at February 1, 2026	$(13,176)	$(13,176)
Foreign currency translation adjustments	761	761
Other comprehensive income (loss)	761	761
Balance at May 3, 2026	$(12,415)	$(12,415)

Balance at February 2, 2025	$(21,593)	$(21,593)
Foreign currency translation adjustments	5,170	5,170
Other comprehensive income (loss)	5,170	5,170
Balance at May 4, 2025	$(16,423)	$(16,423)

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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of May 3, 2026, February 1, 2026 and May 4, 2025, we recorded a liability for expected sales returns of $32.3 million, $40.1 million and $36.2 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of $9.1 million, $11.9 million and $10.1 million, respectively, within other current assets in our Condensed Consolidated Balance Sheets.
See Note E for the disclosure of our net revenues by operating segment.
Gift Card and Other Deferred Revenue
We defer revenue and record a liability when cash payments are received in advance of satisfying performance obligations, primarily associated with our merchandise sales, stored-value cards, customer loyalty programs and incentives received from credit card issuers.
We issue stored-value cards that may be redeemed on future merchandise purchases. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Breakage is recognized in a manner consistent with our historical redemption patterns taking into consideration escheatment laws as applicable. Breakage is recognized over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the card issuance. Breakage income is not material to our Condensed Consolidated Financial Statements.
We offer a customer loyalty program, The Key Rewards, that allows members to earn points on qualifying purchases. Customers can earn points through spend on our private label and co-branded credit cards, or through non-credit card qualifying purchases. Points earned through either method enable members to receive certificates that may be redeemed on future merchandise purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points or certificates earned by our loyalty program members is deferred based on the standalone selling price of the points and recorded within gift card and other deferred revenue within our Condensed Consolidated Balance Sheets. The measurement of standalone selling prices takes into consideration the discount the customer would receive in a separate transaction for the delivered item, as well as our estimate of certificates expected to be issued and redeemed, based on historical patterns. This measurement is applied to our portfolio of performance obligations for points or certificates earned, as all obligations have similar economic characteristics. We believe the impact to our Condensed Consolidated Financial Statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations relate to contracts with terms less than one year, as our certificates generally expire within six months of issuance.
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
As of May 3, 2026, February 1, 2026 and May 4, 2025, we had recorded $622.0 million, $602.9 million and $589.4 million, respectively, for gift card and other deferred revenue within current liabilities in our Condensed Consolidated Balance Sheets.

NOTE K. INCOME TAXES
The effective tax rate was 22.5% for the first quarter of fiscal 2026, compared to 23.0% for the first quarter of fiscal 2025. The decrease was primarily driven by (i) higher excess tax benefit from stock-based compensation in the first quarter of fiscal 2026, partially offset by (ii) a higher disallowed executive compensation deduction in fiscal 2026.
Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“Framework”) in 2021, a number of countries have begun to enact legislation to implement the Framework, including the Pillar Two minimum tax. Our subsidiaries were not subject to Pillar Two minimum tax in the first quarter of fiscal 2026. Pillar Two minimum tax will be treated as a period cost in future periods when it is applicable. We are continuing to evaluate the potential impact of the Framework on future periods and monitoring legislative developments by other countries, especially in the regions in which we operate.
NOTE L. TARIFF REFUNDS
On April 20, 2026, we filed for refunds of previously paid tariffs assessed under the International Emergency Economic Powers Act (“IEEPA”) in an aggregate amount of $197.8 million. As of May 3, 2026, due to the uncertainty with respect to the receipt of these refunds, we did not record a receivable for these refunds and a corresponding reduction to cost of goods sold or to merchandise inventories in our Condensed Consolidated Financial Statements for the first quarter of fiscal 2026. We expect to recognize the benefit for the refunds, related to tariffs that have been expensed in cost of goods sold, when we determine that the collection of the refund is probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such statements. Such forward-looking statements include, without limitation, statements related to: our ability to provide products that are designed and built for durability and longevity at competitive prices; changes in and the related impact of U.S. (federal, state and local) and international tax laws and trade policies and regulations; our ability to mitigate current and potential future tariffs and realize tariff refunds; the complementary nature of our e-commerce and retail channels; the plans, strategies, initiatives and objectives of management for future operations; our ability to execute strategic priorities and growth initiatives, including those regarding digital leadership, product and technology innovation, cross-brand initiatives, retail transformation and operational excellence; the strength of our business and our brands; our marketing efforts; our ability to provide world-class customer service through supply chain improvements; our belief that our key differentiators, growth strategies and the efficiencies of our operating model will allow us to reduce costs and manage inventory levels in both the short- and long-term; the highly competitive nature of our industry; our beliefs about our competitive advantages and areas of potential future growth in the market; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our ability to protect our intellectual property rights; our ability to comply with the laws, rules and regulations of the U.S. and multiple foreign jurisdictions in which we operate; factors, including but not limited to general economic conditions, inflationary pressures, consumer disposable income, rising fuel prices, recession and fears of recession, unemployment, war and fears of war, adverse weather, availability of consumer credit, conditions in the housing market, elevated interest rates, and consumer confidence in current and future economic conditions that can affect consumer spending; the impact of periods of decreased home purchases; challenges we may face growing our business-to-business division; our ability to anticipate consumer preferences and buying trends overall and as they relate to specific brands; effective inventory management; timely and effective sourcing of merchandise from our foreign and domestic suppliers and delivery of merchandise through our supply chain to our stores and customers; factors, including but not limited to fuel costs, labor disputes, union organizing activity, geopolitical instability, and acts of terrorism and war, that can affect the global supply chain, including our third-party providers; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our ability to successfully manage our order-taking and fulfillment operations; our ability to protect our brand reputation; our ability to respond to the growing use of and also to adopt new technologies, including artificial intelligence; changes to our technology; uncertainties in e-marketing infrastructure and regulation; our belief in the reasonableness of the steps taken by us and our suppliers to protect the security and confidentiality of the information we collect; multi-channel and multi-brand complexities; our retail initiatives; our brands, products and related initiatives, including our ability to introduce new products, product lines, brands, and brand extensions, and bring in new customers; our belief in the ultimate resolution of current legal proceedings; challenges associated with our global presence and expansion efforts; shortages of raw materials used to make our products; the impact of non-adherence by our suppliers to our global compliance program and quality control standards; the effects of fluctuations in foreign currency rates and the impact of our hedging against such risks; our ability to maintain proper and effective internal controls; our compliance with financial covenants; disruptions in the financial markets; our ability to control employment, advertising, occupancy and other operating costs; the adequacy of our insurance coverage; our stock repurchase program; payment of dividends; the impact of new accounting pronouncements; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations; our belief regarding the effects of potential losses under our indemnification obligations; the effects of changes in our inventory reserves; our ability to deliver core-brand growth and growth from our emerging brands; our ability to drive long-term sustainable returns; our capital allocation strategy in fiscal 2026; our planned use of cash in fiscal 2026; projections of earnings, revenues, growth and other financial items; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the fiscal year ended February 1, 2026, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW
Williams-Sonoma, Inc., (the “Company”, “we”, or “us”) is a specialty retailer of high-quality products for the home. We are the world’s largest digital-first, design-led and sustainable home retailer. Our brands – Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, GreenRow, and Dormify – represent distinct merchandise strategies that are marketed through e-commerce, direct-mail catalogs, retail stores, and business-to-business. These brands collectively support The Key Rewards, our loyalty and credit card program that offers members exclusive benefits. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, and have unaffiliated franchisees that operate stores in Mexico, South Korea, India and the Philippines, as well as e-commerce websites in certain locations.
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 3, 2026 (“first quarter of fiscal 2026”), as compared to the thirteen weeks ended May 4, 2025 (“first quarter of fiscal 2025”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. Explanations of changes in operational results are discussed in order of magnitude.
Beginning in fiscal 2025, the tariff landscape has evolved and impacted our business. While our tariff mitigation efforts reduced the overall effect, tariffs had a greater impact on our Condensed Consolidated Statement of Earnings in the first quarter of fiscal 2026 than in the first quarter of fiscal 2025 due to increased flow‑through of higher tariffs into cost of goods sold.
First Quarter of Fiscal 2026 Financial Results
Net revenues in the first quarter of fiscal 2026 increased $75.3 million, or 4.4%, due to (i) company comparable brand revenue (“company comp”) growth of $78.6 million, or 4.8%, partially offset by (ii) a decrease in non-comparable brand revenue of $3.3 million due to lower franchise net revenues and the closure of retail stores. From a channel perspective, the company comp growth of 4.8% was driven by comp growth of 4.8% in our e-commerce channel and comp growth of 4.7% in our retail channel.
In the first quarter of fiscal 2026, Pottery Barn, our largest brand, saw comparable brand revenue (“brand comp”) growth of 1.0% driven by strength in furniture, textiles and lighting.
The Pottery Barn Kids and Teen brands saw brand comp growth of 4.5% in the first quarter of fiscal 2026 driven by strength in furniture and non-furniture categories, collaborations and baby offerings.
West Elm saw brand comp growth of 8.5% in the first quarter of fiscal 2026 driven by strength in retail, new furniture and non-furniture products and collaborations.
The Williams Sonoma brand saw brand comp growth of 5.0% in the first quarter of fiscal 2026 driven by strength in the brand’s kitchen business supported by exclusive products and collaborations.
Finally, our emerging brands, Rejuvenation, Mark and Graham, and GreenRow, delivered double-digit brand comp growth on a combined basis.
For the first quarter of fiscal 2026, diluted earnings per share grew by 4.3% to $1.93, compared to $1.85 in the first quarter of fiscal 2025.
As of May 3, 2026, we had $651.6 million in cash and cash equivalents and generated operating cash flow of $156.3 million in the first quarter of fiscal 2026. In addition to our cash balance, we also ended the first quarter of fiscal 2026 with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of the business, invest $57.7 million in capital expenditures and return $373.4 million through stock repurchases and dividends to stockholders in the first quarter of fiscal 2026.
Tariff Refunds
On April 20, 2026, we filed for refunds of previously paid tariffs assessed under the International Emergency Economic Powers Act (“IEEPA”) in an aggregate amount of $197.8 million. As of May 3, 2026, due to the uncertainty with respect to the receipt of these refunds, we did not record a receivable for these refunds and a corresponding reduction to cost of goods sold or to merchandise inventories in our Condensed Consolidated Financial Statements for the first quarter of fiscal 2026. We expect to recognize the benefit for the refunds, related to tariffs that have been expensed in cost of goods sold, when we determine that the collection of the refund is probable.

Looking Ahead
We remain focused on our three key priorities of (i) accelerating growth, (ii) delivering world-class customer service and (iii) driving earnings. We believe these three key priorities will set us apart from our competition and support long-term growth and profitability. Growth creates leverage in our operating model, and improved service supports reinvestment in our business and delivers earnings growth. We have a powerful portfolio of brands, serving a range of categories, aesthetics, and life stages and we have built a strong omni-channel platform and infrastructure, which we believe positions us well for the next stage of growth.
However, the current uncertain macroeconomic environment, including higher oil prices, the evolving tariff and trade policy landscape, a weak housing market, elevated interest rates, layoffs, inflationary pressure, economic uncertainty and global geopolitical instability could continue to impact our business. The tariff environment has materially changed over the last year, and we expect that uncertainty to continue in fiscal 2026. For information on risks, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.
NET REVENUES
Net revenues consist of sales of merchandise to our customers through our e-commerce websites and retail stores, and include shipping fees received from customers for delivery of merchandise to their homes. Our revenues also include sales to our business-to-business customers and franchisees, incentives received from credit card issuers in connection with our private label and co-branded credit cards and breakage income related to our stored-value cards. Revenue from the sale of merchandise is reported net of sales returns.
First Quarter of Fiscal 2026 vs. First Quarter of Fiscal 2025
Net revenues in the first quarter of fiscal 2026 increased $75.3 million or 4.4%, due to (i) company comp growth of $78.6 million, or 4.8%, partially offset by (ii) a decrease in non-comparable brand revenue of $3.3 million due to lower franchise net revenues and the closure of retail stores. From a channel perspective, the company comp growth of 4.8% was driven by comp growth of 4.8% in our e-commerce channel and comp growth of 4.7% in our retail channel.
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

	For the Thirteen Weeks Ended [1]
Comparable brand revenue growth	May 3, 2026	May 4, 2025
Pottery Barn	1.0%	2.0%
West Elm	8.5	0.2
Williams Sonoma [2]	5.0	7.3
Pottery Barn Kids and Teen	4.5	3.8
Total [3]	4.8%	3.4%
1 Comparable brand revenue includes business-to-business revenues within each brand.
2 Includes results from Williams Sonoma Home.
3 Total comparable brand revenue growth includes the results of Rejuvenation, Mark and Graham, and GreenRow.

RETAIL STORE DATA

	Store Count					Average Leased Square Footage Per Store
	February 1, 2026	Openings	Closings	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025
Pottery Barn	181	2	(3)	180	180	14,900	14,900
Williams Sonoma	152	1	—	153	154	6,800	6,900
West Elm	116	1	(1)	116	119	13,400	13,300
Pottery Barn Kids	44	—	(1)	43	44	8,000	7,800
Rejuvenation	13	—	—	13	11	8,000	8,100
GreenRow	—	1	—	1	—	5,500	—
Total	506	5	(5)	506	508	11,300	11,300
Store selling square footage at period-end						3,734,000	3,751,000
Store leased square footage at period-end						5,728,000	5,761,000
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
Our classification of costs in gross profit may not be comparable to other public companies, as we do not include non-occupancy-related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management and other distribution-related administrative expenses, are recorded in selling, general and administrative expenses (“SG&A”).

	For the Thirteen Weeks Ended
(In thousands)	May 3, 2026	% Net Revenues	May 4, 2025	% Net Revenues
Gross profit [1]	$793,426	44.0%	$765,809	44.3%
1Includes occupancy expenses of $203.6 million and $197.7 million for the first quarter of fiscal 2026 and fiscal 2025, respectively.
First Quarter of Fiscal 2026 vs. First Quarter of Fiscal 2025
Gross profit increased $27.6 million, or 3.6%, compared to the first quarter of fiscal 2025. Gross margin decreased to 44.0% from 44.3% in the first quarter of fiscal 2025. This decrease in gross margin of 30 basis points was primarily driven by (i) lower merchandise margins of 100 basis points as a result of the flow-through of tariffs into cost of goods sold, partially offset by (ii) supply chain efficiencies of 50 basis points, including a lower shrink accrual, and (iii) the leverage of occupancy costs of 20 basis points due to higher sales.
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

	For the Thirteen Weeks Ended
(In thousands)	May 3, 2026	% Net Revenues	May 4, 2025	% Net Revenues
Selling, general and administrative expenses	$501,738	27.8%	$475,096	27.5%
First Quarter of Fiscal 2026 vs. First Quarter of Fiscal 2025
SG&A increased $26.6 million, or 5.6%, compared to the first quarter of fiscal 2025. SG&A as a percentage of net revenues increased to 27.8% from 27.5% in the first quarter of fiscal 2025. This increase of 30 basis points was primarily driven by (i) an increase in employment expense of 30 basis points due to an investment in talent, including higher performance-based incentive compensation, and (ii) an increase in general expenses of 10 basis points, partially offset by (iii) advertising expense leverage of 10 basis points.

INCOME TAXES
The effective tax rate was 22.5% for the first quarter of fiscal 2026, compared to 23.0% for the first quarter of fiscal 2025. The decrease was primarily driven by (i) higher excess tax benefit from stock-based compensation in the first quarter of fiscal 2026, partially offset by (ii) a higher disallowed executive compensation deduction in fiscal 2026.
LIQUIDITY AND CAPITAL RESOURCES
Material Cash Requirements
There were no material changes during the quarter to the Company’s material cash requirements, commitments and contingencies that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2026, which is incorporated herein by reference.
Stock Repurchase Program and Dividends
See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.
Liquidity Outlook
For the remainder of fiscal 2026, we plan to use our cash resources to fund our inventory purchases, employment-related costs, advertising costs, rental payments on our leases, capital expenditures, dividend payments, stock repurchases, and the payment of income taxes.
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
Sources of Liquidity
As of May 3, 2026, we held $651.6 million in cash and cash equivalents, the majority of which was held in money market funds and interest-bearing demand deposit accounts, and of which $47.8 million was held by our international subsidiaries. Consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
In addition to our cash balances on hand, we have a credit facility (the “Credit Facility”) which provides for a $600 million unsecured revolving line of credit. Our Credit Facility may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Credit Facility by up to $250 million to provide for a total of $850 million of unsecured revolving credit.
During the thirteen weeks ended May 3, 2026 and May 4, 2025, we had no borrowings under our Credit Facility. Additionally, as of May 3, 2026, issued but undrawn standby letters of credit of $13.6 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of May 3, 2026, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of May 3, 2026, no amounts were outstanding under our letter of credit facilities. Two of our letter of credit facilities totaling $30 million mature on August 18, 2026, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2027. One of the letter of credit facilities totaling $5 million matures on June 26, 2030, which is also the latest expiration date possible for future letters of credit issued under the facility.

Cash Flows from Operating Activities
For the first quarter of fiscal 2026, net cash provided by operating activities was $156.3 million compared to $118.9 million for the first quarter of fiscal 2025, and was primarily attributable to net earnings of $231.4 million adjusted for non-cash items, partially offset by accrued expenses and other liabilities of $148.9 million (as a result of our annual bonus payout) and accounts payable of $82.4 million (as a result of supplier payment timing).
Net cash provided by operating activities compared to the first quarter of fiscal 2025 increased $37.4 million primarily due to an increase in gift card and other deferred revenue of $14.9 million and an increase in accounts payable of $13.6 million.
Cash Flows from Investing Activities
For the first quarter of fiscal 2026, net cash used in investing activities was $57.7 million compared to $58.2 million for the first quarter of fiscal 2025, and was attributable to purchases of property and equipment, including investments in technology of $24.4 million, retail stores of $20.1 million and supply chain enhancements of $9.1 million.
Cash Flows from Financing Activities
For the first quarter of fiscal 2026, net cash used in financing activities was $467.0 million compared to $230.0 million for the first quarter of fiscal 2025, driven by repurchases of our common stock of $287.8 million, tax withholdings remittance related to stock-based awards of $93.6 million and payment of dividends of $85.6 million.
Net cash used in financing activities for the first quarter of fiscal 2026 increased by $237.0 million compared to the first quarter of fiscal 2025, primarily due to an increase in repurchases of our common stock of $197.8 million.
Seasonality
Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have been realized during our peak selling season, the period from October through January, and levels of net revenues and net earnings have typically been lower during the period from February through September. We believe this is the general pattern within our industry. In preparation for and during our peak selling season, we hire a substantial number of additional temporary employees, primarily in our retail stores, distribution facilities and customer care centers.
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the first quarter of fiscal 2026, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.
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
Interest Rate Risk
Our Credit Facility has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the first quarter of fiscal 2026, we had no borrowings under our Credit Facility.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 3, 2026, our investments, made primarily in money market funds and interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from suppliers outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during the first quarter of fiscal 2026 or the first quarter of fiscal 2025. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our suppliers in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the first quarter of fiscal 2026 or the first quarter of fiscal 2025, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current Condensed Consolidated Financial Statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies.
Inflation
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, higher oil costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the uncertain economic environment and geopolitical climate. We cannot be assured that our results of operations and financial condition will not be materially impacted by inflation in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of May 3, 2026, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.
ITEM 1A. RISK FACTORS
See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of May 3, 2026 with respect to shares of common stock we repurchased during the first quarter of fiscal 2026 under the $1.0 billion stock repurchase authorization announced in September 2024 (the “September 2024 authorization”).

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
February 2, 2026 - March 1, 2026	—	$—	—	$338,561,000
March 2, 2026 - March 29, 2026	949,332	$179.00	949,332	$168,635,000
March 30, 2026 - May 3, 2026	658,921	$178.90	658,921	$50,756,000
Total	1,608,253	$178.96	1,608,253	$50,756,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the first quarter of fiscal 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Departure of Directors or Certain Officers
On May 21, 2026, we announced the departure from the Company of Monica Bhargava, a named executive officer and President of the Pottery Barn brand, effective May 21, 2026. Additionally, we announced that Jennifer Kellor has been named President of Pottery Barn.
In connection with Ms. Bhargava’s separation, the Company entered into a Separation Agreement and General Release with Ms. Bhargava on May 18, 2026 (the “Separation Agreement”). Pursuant to the Separation Agreement and subject to her compliance with certain restrictive covenants, Ms. Bhargava will be eligible for the following payments and benefits, all less applicable withholdings and deductions: (i) payments of $1,571,400 (including legal fees); (ii) the acceleration of vesting of 25,370 restricted stock units; (iii) the acceleration of vesting of 9,580 performance stock units to be issued on March 15, 2027; and (iv) payments of $34,362 to cover the cost of health care coverage for up to 18 months.
The foregoing summary of the terms of the Separation Agreement is qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which will be filed with our Quarterly Report on Form 10-Q for the period ending August 2, 2026.

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: May 22, 2026