Form 10-Q
period 2026-08-02
WILLIAMS SONOMA INC
filed 2026-08-28
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2026.
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
Yes ☐ No ☒
As of August 23, 2026, 117,779,173 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 2, 2026

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands, except per share amounts)	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net revenues	$1,959,757	$1,836,760	$3,765,213	$3,566,873
Cost of goods sold	947,809	972,137	1,959,839	1,936,441
Gross profit	1,011,948	864,623	1,805,374	1,630,432
Selling, general and administrative expenses	563,153	536,564	1,064,891	1,011,660
Operating income	448,795	328,059	740,483	618,772
Interest income, net	12,412	9,080	19,319	18,613
Earnings before income taxes	461,207	337,139	759,802	637,385
Income taxes	123,098	89,577	190,331	158,560
Net earnings	$338,109	$247,562	$569,471	$478,825
Basic earnings per share	$2.87	$2.03	$4.82	$3.91
Diluted earnings per share	$2.84	$2.00	$4.77	$3.86
Shares used in calculation of earnings per share:
Basic	117,765	122,121	118,075	122,614
Diluted	118,892	123,595	119,375	124,163

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands)	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net earnings	$338,109	$247,562	$569,471	$478,825
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,727)	480	(966)	5,650
Comprehensive income	$336,382	$248,042	$568,505	$484,475

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	August 2, 2026	February 1, 2026	August 3, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,028,936	$1,019,801	$985,823
Accounts receivable, net	146,219	126,821	115,509
Merchandise inventories, net	1,447,423	1,462,849	1,433,605
Prepaid expenses	105,583	80,053	100,622
Other current assets	18,385	23,663	19,961
Total current assets	2,746,546	2,713,187	2,655,520
Property and equipment, net	1,121,677	1,095,158	1,029,526
Operating lease right-of-use assets	1,322,644	1,270,272	1,221,792
Deferred income taxes, net	74,433	99,161	95,797
Goodwill	77,369	77,398	77,374
Other long-term assets, net	163,637	156,736	148,359
Total assets	$5,506,306	$5,411,912	$5,228,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$703,822	$637,985	$601,661
Accrued expenses	207,857	314,588	202,914
Gift card and other deferred revenue	618,926	602,940	578,192
Income taxes payable	62,098	78,943	74,329
Operating lease liabilities	217,032	221,356	222,572
Other current liabilities	88,843	98,318	86,641
Total current liabilities	1,898,578	1,954,130	1,766,309
Long-term operating lease liabilities	1,310,914	1,235,549	1,171,675
Other long-term liabilities	155,900	139,674	140,688
Total liabilities	3,365,392	3,329,353	3,078,672
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 117,779, 118,770 and 121,790 shares issued and outstanding at August 2, 2026, February 1, 2026 and August 3, 2025, respectively	1,178	1,188	1,219
Additional paid-in capital	543,931	587,433	544,244
Retained earnings	1,611,605	1,509,129	1,622,191
Accumulated other comprehensive loss	(14,142)	(13,176)	(15,943)
Treasury stock, at cost: 11, 14 and 14 shares as of August 2, 2026, February 1, 2026 and August 3, 2025, respectively	(1,658)	(2,015)	(2,015)
Total stockholders’ equity	2,140,914	2,082,559	2,149,696
Total liabilities and stockholders’ equity	$5,506,306	$5,411,912	$5,228,368

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders’ equity
(In thousands)	Shares	Amount
Balance at February 1, 2026	118,770	$1,188	$587,433	$1,509,129	$(13,176)	$(2,015)	$2,082,559
Net earnings	—	—	—	231,362	—	—	231,362
Foreign currency translation adjustments	—	—	—	—	761	—	761
Release of stock-based awards [1]	581	6	(93,312)	—	—	(290)	(93,596)
Repurchases of common stock [2]	(1,608)	(16)	(5,307)	(284,320)	—	—	(289,643)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(388)	(259)	—	647	—
Stock-based compensation expense	—	—	29,348	—	—	—	29,348
Dividends declared	—	—	—	(90,987)	—	—	(90,987)
Balance at May 3, 2026	117,743	$1,178	$517,774	$1,364,925	$(12,415)	$(1,658)	$1,869,804
Net earnings	—	—	—	338,109	—	—	338,109
Foreign currency translation adjustments	—	—	—	—	(1,727)	—	(1,727)
Release of stock-based awards [1]	36	—	(5,500)	—	—	—	(5,500)
Repurchases of common stock [2]	—	—	—	75	—	—	75
Stock-based compensation expense	—	—	31,657	—	—	—	31,657
Dividends declared	—	—	—	(91,504)	—	—	(91,504)
Balance at August 2, 2026	117,779	$1,178	$543,931	$1,611,605	$(14,142)	$(1,658)	$2,140,914
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $1.8 million as of August 2, 2026, which is recorded in retained earnings.
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
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-six Weeks Ended
(In thousands)	August 2, 2026	August 3, 2025
Cash flows from operating activities:
Net earnings	$569,471	$478,825
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	112,683	113,165
Loss on disposal/impairment of assets	1,108	3,599
Non-cash lease expense	127,380	121,936
Deferred income taxes	12,884	14,658
Tax benefit related to stock-based awards	11,650	11,423
Stock-based compensation expense	61,530	46,974
Other	(898)	(1,275)
Changes in:
Accounts receivable	(19,495)	2,411
Merchandise inventories	15,000	(98,562)
Prepaid expenses and other assets	(27,704)	(37,959)
Accounts payable	49,314	(48,962)
Accrued expenses and other liabilities	(89,166)	(78,142)
Gift card and other deferred revenue	16,197	(7,069)
Operating lease liabilities	(127,247)	(125,977)
Income taxes payable	(16,845)	6,633
Net cash provided by operating activities	695,862	401,678
Cash flows from investing activities:
Purchases of property and equipment	(116,434)	(110,293)
Other	62	(1,195)
Net cash used in investing activities	(116,372)	(111,488)
Cash flows from financing activities:
Repurchases of common stock	(287,805)	(289,108)
Payment of dividends	(175,444)	(155,994)
Tax withholdings related to stock-based awards	(99,095)	(67,903)
Debt issuance costs	—	(1,187)
Other	(7,658)	(6,941)
Net cash used in financing activities	(570,002)	(521,133)
Effect of exchange rates on cash and cash equivalents	(353)	3,789
Net increase (decrease) in cash and cash equivalents	9,135	(227,154)
Cash and cash equivalents at beginning of period	1,019,801	1,212,977
Cash and cash equivalents at end of period	$1,028,936	$985,823

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“Company,” “we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of August 2, 2026, February 1, 2026 and August 3, 2025, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and twenty-six weeks then ended and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of February 1, 2026, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.
The Company's fiscal year ends on the Sunday closest to January 31. All references to “fiscal 2026” represent the 52-week fiscal year that will end on January 31, 2027 and all references to “fiscal 2025” represent the 52-week fiscal year that ended February 1, 2026.
The results of operations for the thirteen and twenty-six weeks ended August 2, 2026 are not necessarily indicative of the operating results of the full year.
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
During the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025, we had no borrowings under our Credit Facility. Additionally, as of August 2, 2026, issued but undrawn standby letters of credit of $13.6 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Credit Facility matures on June 26, 2030, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to the Credit Facility is variable and may be elected by us as: (i) the Secured Overnight Financing Rate (“SOFR”) and an applicable margin based on our leverage ratio, ranging from 0.91% to 1.55% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.55%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of August 2, 2026, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of August 2, 2026, no amounts were outstanding under our letter of credit facilities. On August 6, 2026, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2027, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2028. One of the letter of credit facilities totaling $5 million matures on June 26, 2030, which is also the latest expiration date possible for future letters of credit issued under the facility.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 85.4 million shares. As of August 2, 2026, there were approximately 6.1 million shares available for future grant. Awards may be granted under our Plan to officers, employees and non-employee members of the Board of Directors of the Company or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
Stock Awards
Annual grants of stock awards are limited to two million shares on a per person basis. Stock awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses which cover events including, but not limited to, retirement, disability, death, merger or a similar corporate event. Stock awards granted to non-employee Board of Directors members generally vest in one year. Non-employee directors automatically receive stock awards on the date of their initial election to the Board of Directors and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board of Directors member). Non-employee directors may also elect, on terms prescribed by the Company, to receive all of their annual cash compensation to be earned in respect of the applicable fiscal year either in the form of (i) fully vested stock units or (ii) fully vested deferred stock units.
Stock-Based Compensation Expense
During the thirteen and twenty-six weeks ended August 2, 2026, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses (“SG&A”) of $32.0 million and $61.5 million, respectively. During the thirteen and twenty-six weeks ended August 3, 2025, we recognized total stock-based compensation expense, as a component of SG&A of $26.6 million and $47.0 million, respectively.
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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net earnings	Weighted average shares	Earnings per share
Thirteen weeks ended August 2, 2026
Basic	$338,109	117,765	$2.87
Effect of dilutive stock-based awards		1,127
Diluted	$338,109	118,892	$2.84
Thirteen weeks ended August 3, 2025
Basic	$247,562	122,121	$2.03
Effect of dilutive stock-based awards		1,474
Diluted	$247,562	123,595	$2.00
Twenty-six weeks ended August 2, 2026
Basic	$569,471	118,075	$4.82
Effect of dilutive stock-based awards		1,300
Diluted	$569,471	119,375	$4.77
Twenty-six weeks ended August 3, 2025
Basic	$478,825	122,614	$3.91
Effect of dilutive stock-based awards		1,549
Diluted	$478,825	124,163	$3.86
The effect of anti-dilutive stock-based awards was not material for the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025.
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

The following table summarizes reported net revenues, significant segment expenses, operating income and earnings before income taxes for the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025.

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands)	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net revenues	$1,959,757	$1,836,760	$3,765,213	$3,566,873
Less:
Cost of merchandise and shipping	739,807	770,759	1,548,282	1,537,395
Occupancy, excluding depreciation	152,104	145,396	300,388	287,225
Employment	319,777	312,467	606,464	582,897
Advertising	143,945	133,419	265,746	251,169
Other segment items [1]	99,355	89,798	192,529	176,675
Depreciation and amortization expense	55,974	56,862	111,321	112,740
Operating income	448,795	328,059	740,483	618,772
Interest income, net	12,412	9,080	19,319	18,613
Earnings before income taxes	$461,207	$337,139	$759,802	$637,385
1Other segment items within operating income include general expenses, which consist primarily of credit card fees, data processing expenses and administrative expenses.

The following table summarizes our net revenues by brand for the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025.

	For the Thirteen Weeks Ended [1]		For the Twenty-six Weeks Ended [1]
(In thousands)	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Pottery Barn	$770,808	$724,579	$1,479,255	$1,419,671
West Elm	496,251	468,550	967,425	905,635
Williams Sonoma [2]	268,828	249,053	540,370	506,546
Pottery Barn Kids and Teen	297,438	286,749	537,587	516,465
Other [3]	126,432	107,829	240,576	218,556
Total [4]	$1,959,757	$1,836,760	$3,765,213	$3,566,873
1Includes business-to-business net revenues within each brand.
2Includes Williams Sonoma Home net revenues.
3Primarily consists of net revenues from Rejuvenation, Mark and Graham, our international franchise operations, GreenRow and Dormify.
4Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom, and our franchise businesses) of $80.7 million and $78.0 million for the thirteen weeks ended August 2, 2026 and August 3, 2025, respectively, and approximately $154.1 million and $155.8 million for the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.

Long-lived assets by geographic location, which excludes deferred income taxes, goodwill, and intangible assets, are as follows:

	As of
(In thousands)	August 2, 2026	February 1, 2026	August 3, 2025
U.S.	$2,536,840	$2,448,273	$2,320,554
International	53,929	57,552	63,590
Total	$2,590,769	$2,505,825	$2,384,144

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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen weeks ended August 2, 2026, we did not repurchase any shares of our common stock. During the twenty-six weeks ended August 2, 2026, pursuant to our stock repurchase program we repurchased 1,608,253 shares of our common stock at an average cost of $178.96 per share for an aggregate cost of $287.8 million, excluding excise taxes of $1.8 million. As of August 2, 2026, there was $50.8 million remaining under our September 2024 stock repurchase authorization. In November 2025, our Board of Directors approved a new $1.0 billion stock repurchase authorization, which will become effective once our September 2024 authorization is fully utilized. As of August 2, 2026, the total stock repurchase authorization remaining under the program was approximately $1.1 billion.
During the thirteen weeks ended August 3, 2025, we repurchased 1,227,599 shares of our common stock at an average cost of $162.22 per share for an aggregate cost of $199.1 million, excluding excise taxes of $2.0 million. During the twenty-six weeks ended August 3, 2025, we repurchased 1,826,790 shares of our common stock at an average cost of $158.26 per share for an aggregate cost of $289.1 million, excluding excise taxes of $2.1 million.
As of August 2, 2026, February 1, 2026 and August 3, 2025, we held treasury stock of $1.7 million, $2.0 million and $2.0 million, respectively. We intend to satisfy future stock-based award settlements in certain foreign jurisdictions using this treasury stock.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and market conditions.
Dividends
We declared cash dividends of $0.76 and $0.66 per common share during the thirteen weeks ended August 2, 2026 and August 3, 2025, respectively.
We declared cash dividends of $1.52 and $1.32 during the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively. Our quarterly cash dividend may be limited or terminated at any time.
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
During the thirteen weeks ended August 2, 2026, no impairment charges were recognized. During the twenty-six weeks ended August 2, 2026, we recognized impairment charges, as a component of SG&A, of $0.3 million. During the thirteen and twenty-six weeks ended August 3, 2025, we recognized impairment charges of $0.3 million.
There were no transfers in and out of Level 3 categories during the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025.
NOTE I. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign currency translation	Accumulated other comprehensive income (loss)
Balance at February 1, 2026	$(13,176)	$(13,176)
Foreign currency translation adjustments	761	761
Other comprehensive income (loss)	761	761
Balance at May 3, 2026	$(12,415)	$(12,415)
Foreign currency translation adjustments	(1,727)	(1,727)
Other comprehensive income (loss)	(1,727)	(1,727)
Balance at August 2, 2026	$(14,142)	$(14,142)

Balance at February 2, 2025	$(21,593)	$(21,593)
Foreign currency translation adjustments	5,170	5,170
Other comprehensive income (loss)	5,170	5,170
Balance at May 4, 2025	$(16,423)	$(16,423)
Foreign currency translation adjustments	480	480
Other comprehensive income (loss)	480	480
Balance at August 3, 2025	$(15,943)	$(15,943)

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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of August 2, 2026, February 1, 2026 and August 3, 2025, we recorded a liability for expected sales returns of $30.5 million, $40.1 million and $30.5 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of $8.3 million, $11.9 million and $8.5 million, respectively, within other current assets in our Condensed Consolidated Balance Sheets.
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
As of August 2, 2026, February 1, 2026 and August 3, 2025, we had recorded $618.9 million, $602.9 million and $578.2 million, respectively, for gift card and other deferred revenue within current liabilities in our Condensed Consolidated Balance Sheets. We expect that substantially all of the gift card and other deferred revenue as of August 2, 2026 will be recognized into net revenues within the next 12 months.

NOTE K. INCOME TAXES
The effective tax rate was 25.1% for the first half of fiscal 2026, compared to 24.9% for the first half of fiscal 2025. This increase was primarily driven by (i) a higher disallowed executive compensation deduction in fiscal 2026, partially offset by (ii) higher excess tax benefit from stock-based compensation in the first half of fiscal 2026 and (iii) the tax effect of earnings mix change.
NOTE L. TARIFF REFUND
In April 2026, we filed for a refund of the tariffs we paid in fiscal 2025 and fiscal 2026 assessed under International Emergency Economic Powers Act (“IEEPA”) in an aggregate amount of $197.8 million. During the second quarter of fiscal 2026, we applied the loss recovery model and determined that the receipt of the IEEPA refund was probable and estimable and we recorded a refund receivable.
During the second quarter of fiscal 2026, we recorded (i) a reduction of cost of goods sold of $167.8 million related to refunds received for tariffs that have been previously expensed and (ii) related interest income of $6.3 million. This income was partially offset by (i) a provision of $47.5 million to reimburse certain merchandise vendors that previously provided tariff-related concessions to the Company and (ii) a one-time tariff-related employee recognition cost of $10.0 million, in the form of a discretionary 401(k) contribution to all eligible employees.
As of August 2, 2026, we deferred $29.3 million of the tariff refund income as a reduction of merchandise inventories in our Condensed Consolidated Balance Sheet, which we anticipate recognizing as a reduction to cost of goods sold in the third quarter of fiscal 2026. In the second quarter of fiscal 2026, we collected cash refunds of $200.2 million, which includes related interest, and substantially all of our initial refund claim of $197.8 million has been collected as of August 2, 2026, with a remaining tariff refund receivable of $3.2 million in our Condensed Consolidated Balance Sheet.

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
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended August 2, 2026 (“second quarter of fiscal 2026”), as compared to the thirteen weeks ended August 3, 2025 (“second quarter of fiscal 2025”) and twenty-six weeks ended August 2, 2026 (“first half of fiscal 2026”), as compared to the twenty-six weeks ended August 3, 2025 (“first half of fiscal 2025”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. Explanations of changes in operational results are discussed in order of magnitude.
Beginning in fiscal 2025, the tariff landscape has evolved and impacted our business. While our tariff mitigation efforts reduced the overall effect, tariffs had a greater impact on our Condensed Consolidated Statement of Earnings in the first half of fiscal 2026 than in the first half of fiscal 2025 due to increased flow‑through of higher tariffs into cost of goods sold.
Tariff Refund
In April 2026, we filed for a refund of the tariffs we paid in fiscal 2025 and fiscal 2026 assessed under International Emergency Economic Powers Act (“IEEPA”) in an aggregate amount of $197.8 million. During the second quarter of fiscal 2026, we applied the loss recovery model and determined that the receipt of the IEEPA refund was probable and estimable and we recorded a refund receivable.
During the second quarter of fiscal 2026, we recorded (i) a reduction of cost of goods sold of $167.8 million related to refunds received for tariffs that have been previously expensed and (ii) related interest income of $6.3 million. This income was partially offset by (i) a provision of $47.5 million to reimburse certain merchandise vendors that previously provided tariff-related concessions to the Company and (ii) a one-time tariff-related employee recognition cost of $10.0 million, in the form of a discretionary 401(k) contribution to all eligible employees.
As of August 2, 2026, we deferred $29.3 million of the tariff refund income as a reduction of merchandise inventories in our Condensed Consolidated Balance Sheet, which we anticipate recognizing as a reduction to cost of goods sold in the third quarter of fiscal 2026. In the second quarter of fiscal 2026, we collected cash refunds of $200.2 million, which includes related interest, and substantially all of our initial refund claim of $197.8 million has been collected as of August 2, 2026, with a remaining tariff refund receivable of $3.2 million in our Condensed Consolidated Balance Sheet.
Second Quarter of Fiscal 2026 Financial Results
Net revenues in the second quarter of fiscal 2026 increased $123.0 million or 6.7%, due to (i) company comparable brand revenue (“company comp”) growth of $109.4 million, or 6.2% and (ii) non-comparable brand revenue growth of $13.6 million. From a channel perspective, the company comp growth of 6.2% was driven by comp growth of 6.5% in our e-commerce channel and comp growth of 5.5% in our retail channel.
In the second quarter of fiscal 2026, Pottery Barn, our largest brand, drove a comparable brand revenue (“brand comp”) of 5.1% with strength in furniture, textiles and lighting.
The Pottery Barn Kids and Teen brands delivered a brand comp of 3.5% in the second quarter of fiscal 2026 driven by strength in furniture and non-furniture categories, collaborations, baby offerings and dorm assortments.
West Elm drove a brand comp of 6.4% in the second quarter of fiscal 2026 with strength in retail, collaborations and new non-furniture and furniture products.
The Williams Sonoma brand drove a brand comp of 7.6% in the second quarter of fiscal 2026 with strength in the brand’s kitchen business supported by collaborations and exclusive products.
Finally, our emerging brands, Rejuvenation, Mark and Graham, and GreenRow, delivered double-digit brand comp growth on a combined basis.

For the second quarter of fiscal 2026, diluted earnings per share was $2.84, compared to $2.00 in the second quarter of fiscal 2025. The second quarter of fiscal 2026 diluted earnings per share of $2.84 included (i) tariff refund income of $1.06 recognized as a reduction to cost of goods sold and (ii) interest income on tariff refunds of $0.04, partially offset by (iii) reimbursements of $0.30 to certain merchandise vendors that previously provided tariff-related concessions and (iv) a one-time tariff-related employee recognition cost of $0.06.
As of August 2, 2026, we had $1.0 billion in cash and cash equivalents and generated operating cash flow of $695.9 million, inclusive of the collection of tariff refunds and the related interest of $200.2 million, in the first half of fiscal 2026. In addition to our cash balance, we also ended the second quarter of fiscal 2026 with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of the business, invest $116.4 million in capital expenditures and return $463.2 million through stock repurchases and dividends to stockholders in the first half of fiscal 2026.
Looking Ahead
We remain focused on our three key priorities of (i) accelerating growth, (ii) delivering world-class customer service and (iii) driving earnings. We believe these three key priorities will set us apart from our competition and support long-term growth and profitability. Growth creates leverage in our operating model, and improved service supports reinvestment in our business and delivers earnings growth. We have a powerful portfolio of brands, serving a wide range of categories, aesthetics, and life stages and we have built a strong omni-channel platform and infrastructure, which we believe positions us well for the next stage of growth.
However, the current uncertain macroeconomic environment, including war, higher oil prices, the evolving tariff and trade policy landscape, a stagnant housing market, elevated interest rates, layoffs, inflationary pressure, economic uncertainty and global geopolitical instability could continue to impact our business. The tariff environment has materially changed over the last year, and we expect that uncertainty to continue throughout fiscal 2026. For information on risks, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.
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
Second Quarter of Fiscal 2026 vs. Second Quarter of Fiscal 2025
Net revenues in the second quarter of fiscal 2026 increased $123.0 million or 6.7%, due to (i) company comp growth of $109.4 million, or 6.2% and (ii) non-comparable brand revenue growth of $13.6 million. From a channel perspective, the company comp growth of 6.2% was driven by comp growth of 6.5% in our e-commerce channel and comp growth of 5.5% in our retail channel.
First Half of Fiscal 2026 vs. First Half of Fiscal 2025
Net revenues in the first half of fiscal 2026 increased by $198.3 million, or 5.6%, due to (i) company comp growth of $188.0 million, or 5.5% and (ii) non-comparable brand revenue growth of $10.3 million. From a channel perspective, the company comp growth of 5.5% was driven by comp growth of 5.7% in our e-commerce channel and comp growth of 5.1% in our retail channel.
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

	For the Thirteen Weeks Ended [1]		For the Twenty-six Weeks Ended [1]
Comparable brand revenue growth	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Pottery Barn	5.1%	1.1%	3.1%	1.5%
West Elm	6.4	3.3	7.4	1.8
Williams Sonoma [2]	7.6	5.1	6.3	6.2
Pottery Barn Kids and Teen	3.5	5.3	4.0	4.6
Total [3]	6.2%	3.7%	5.5%	3.6%
1 Comparable brand revenue includes business-to-business revenues within each brand.
2 Includes results from Williams Sonoma Home.
3 Total comparable brand revenue growth includes the results of Rejuvenation, Mark and Graham, and GreenRow.
RETAIL STORE DATA

	Store count					Average leased square footage per store
	May 3, 2026	Openings	Closings	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Pottery Barn	180	2	(1)	181	181	14,900	15,000
Williams Sonoma	153	—	—	153	154	6,800	6,900
West Elm	116	1	—	117	119	13,400	13,300
Pottery Barn Kids	43	—	—	43	44	8,000	7,800
Rejuvenation	13	—	—	13	11	8,000	8,100
GreenRow	1	—	—	1	—	5,500	—
Total	506	3	(1)	508	509	11,300	11,400
Store selling square footage at period-end						3,764,000	3,779,000
Store leased square footage at period-end						5,760,000	5,799,000
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

	For the Thirteen Weeks Ended				For the Twenty-six Weeks Ended
(In thousands)	August 2, 2026	% Net revenues	August 3, 2025	% Net revenues	August 2, 2026	% Net revenues	August 3, 2025	% Net revenues
Gross profit [1]	$1,011,948	51.6%	$864,623	47.1%	$1,805,374	47.9%	$1,630,432	45.7%
1Includes occupancy expenses of $208.0 million and $201.4 million for the second quarter of fiscal 2026 and fiscal 2025, respectively, and $411.6 million and $399.0 million for the first half of fiscal 2026 and fiscal 2025, respectively.
Second Quarter of Fiscal 2026 vs. Second Quarter of Fiscal 2025
Gross profit increased $147.3 million, or 17.0%, compared to the second quarter of fiscal 2025. Gross margin increased to 51.6% from 47.1% in the second quarter of fiscal 2025. This increase in gross margin of 450 basis points was driven by (i) IEEPA tariff refunds, net of reimbursements to certain merchandise vendors that previously provided tariff-related concessions, of 610 basis points, (ii) the leverage of occupancy costs of 40 basis points resulting from higher sales, and (iii) supply chain efficiencies of 30 basis points, including a lower shrink accrual, partially offset by (iv) lower merchandise margins of 230 basis points primarily due to the flow-through of tariffs into cost of goods sold.

First Half of Fiscal 2026 vs. First Half of Fiscal 2025
Gross profit increased $174.9 million, or 10.7%, compared to the first half of fiscal 2025. Gross margin increased to 47.9% from 45.7% in the first half of fiscal 2025. This increase in gross margin of 220 basis points was driven by (i) IEEPA tariff refunds, net of reimbursements to certain merchandise vendors that previously provided tariff-related concessions, of 310 basis points, (ii) supply chain efficiencies of 40 basis points, including a lower shrink accrual, and (iii) the leverage of occupancy costs of 30 basis points resulting from higher sales, partially offset by (iv) lower merchandise margins of 160 basis points primarily due to the flow-through of tariffs into cost of goods sold.
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

	For the Thirteen Weeks Ended				For the Twenty-six Weeks Ended
(In thousands)	August 2, 2026	% Net revenues	August 3, 2025	% Net revenues	August 2, 2026	% Net revenues	August 3, 2025	% Net revenues
Selling, general and administrative expenses	$563,153	28.7%	$536,564	29.2%	$1,064,891	28.3%	$1,011,660	28.4%
Second Quarter of Fiscal 2026 vs. Second Quarter of Fiscal 2025
SG&A increased $26.6 million, or 5.0%, compared to the second quarter of fiscal 2025. SG&A as a percentage of net revenues decreased to 28.7% from 29.2% in the second quarter of fiscal 2025. This decrease of 50 basis points was driven by (i) employment expense leverage due to our disciplined payroll management and incentive compensation, net of one-time tariff-related employee recognition costs in the form of a discretionary 401(k) contribution, of 70 basis points, partially offset by (ii) an increase in general expenses of 10 basis points and (iii) an increase in advertising expenses of 10 basis points.
First Half of Fiscal 2026 vs. First Half of Fiscal 2025
SG&A increased $53.2 million, or 5.3%, compared to the first half of fiscal 2025. SG&A as a percentage of net revenues decreased to 28.3% from 28.4% in the first half of fiscal 2025. This decrease of 10 basis points was driven by (i) employment expense leverage due to our disciplined payroll management, net of one-time tariff-related employee recognition costs in the form of a discretionary 401(k) contribution, of 20 basis points, partially offset by (ii) an increase in general expenses of 10 basis points. Advertising expenses, as a percentage of net revenues, were flat compared to the first half of fiscal 2025.
INCOME TAXES
The effective tax rate was 25.1% for the first half of fiscal 2026, compared to 24.9% for the first half of fiscal 2025. This increase was primarily driven by (i) a higher disallowed executive compensation deduction in fiscal 2026, partially offset by (ii) higher excess tax benefit from stock-based compensation in the first half of fiscal 2026 and (iii) the tax effect of earnings mix change.
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
Sources of Liquidity
As of August 2, 2026, we held $1.0 billion in cash and cash equivalents, the majority of which was held in money market funds and interest-bearing demand deposit accounts, and of which $40.7 million was held by our international subsidiaries. Consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
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
During the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025, we had no borrowings under our Credit Facility. Additionally, as of August 2, 2026, issued but undrawn standby letters of credit of $13.6 million were outstanding under our Credit Facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of August 2, 2026, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of August 2, 2026, no amounts were outstanding under our letter of credit facilities. On August 6, 2026, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2027, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2028. One of the letter of credit facilities totaling $5 million matures on June 26, 2030, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For the first half of fiscal 2026, net cash provided by operating activities was $695.9 million compared to $401.7 million for the first half of fiscal 2025, and was primarily attributable to net earnings of $569.5 million (inclusive of the impact of tariff refunds and related interest of $174.1 million) adjusted for non-cash items, and an increase in accounts payable of $49.3 million (as a result of the provision of $47.5 million to reimburse certain merchandise vendors that previously provided tariff-related concessions), partially offset by a decrease in accrued expenses and other liabilities of $89.2 million.
Net cash provided by operating activities for the first half of fiscal 2026 compared to the first half of fiscal 2025 increased $294.2 million primarily due to an increase in net earnings adjusted for non-cash items, lower spending on merchandise inventories of $113.6 million and an increase in accounts payable of $98.3 million. This increase was primarily due to the collection of IEEPA tariff refunds of $200.2 million, which includes related interest.
Cash Flows from Investing Activities
For the first half of fiscal 2026, net cash used in investing activities was $116.4 million compared to $111.5 million for the first half of fiscal 2025, and was primarily attributable to purchases of property and equipment, including investments in retail stores of $47.8 million, technology of $45.8 million and supply chain enhancements of $16.1 million.
Cash Flows from Financing Activities
For the first half of fiscal 2026, net cash used in financing activities was $570.0 million compared to $521.1 million for the first half of fiscal 2025, primarily driven by repurchases of our common stock of $287.8 million, payment of dividends of $175.4 million and tax withholdings remittance related to stock-based awards of $99.1 million.

Net cash used in financing activities for the first half of fiscal 2026 increased by $48.9 million compared to the first half of fiscal 2025, primarily due to an increase in tax withholdings remittance related to stock-based awards of $31.2 million and an increase in payment of dividends of $19.5 million.
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
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the second quarter of fiscal 2026, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.
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
Interest Rate Risk
Our Credit Facility has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the second quarter of fiscal 2026, we had no borrowings under our Credit Facility.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of August 2, 2026, our investments, made primarily in money market funds and interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risk
We purchase the majority of our inventory from suppliers outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during the second quarter of fiscal 2026 or the second quarter of fiscal 2025. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our suppliers in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter of fiscal 2026 or the second quarter of fiscal 2025, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current Condensed Consolidated Financial Statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies.

Inflation
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, higher oil costs, war, increased product costs, increased labor costs in the supply chain and other disruptions caused by the uncertain economic environment and geopolitical climate. We cannot be assured that our results of operations and financial condition will not be materially impacted by inflation in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of August 2, 2026, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of August 2, 2026 with respect to repurchases related to the $1.0 billion stock repurchase authorization announced in September 2024 (the “September 2024 authorization”).

Fiscal period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of a publicly announced program [1]	Approximate dollar value of shares that may yet be purchased under the program
May 4, 2026 - May 31, 2026	—	$—	—	$50,756,000
June 1, 2026 - June 28, 2026	—	$—	—	$50,756,000
June 29, 2026 - August 2, 2026	—	$—	—	$50,756,000
Total	—	$—	—	$50,756,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the second quarter of fiscal 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & title	Date adopted	Character of trading arrangement [1]	Aggregate number of shares of common stock to be purchased or sold pursuant to trading arrangement	Duration	Date terminated
Anne Finucane, Director	July 16, 2026	Rule 10b5-1 Trading Arrangement	Up to 1,100 shares to be sold [2]	October 16, 2026 through December 31, 2026	N/A
1Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended
2The plan provides for the sale of the lesser of (i) 1,100 shares of common stock or (ii) a number of shares sufficient to generate $200,000 in gross proceeds. The actual number of shares to be sold is not currently determinable.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description

10.1*+	Separation Agreement and General Release with Ms. Bhargava dated May 18, 2026

10.2*+	Williams-Sonoma, Inc. Director Compensation Policy

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: August 28, 2026